Form 10-K
period 1996-06-30
CBES BANCORP INC
filed 1996-11-07
CIK 1017308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                           SPECIAL FINANCIAL REPORT


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                      to
                                    --------------------    --------------------

         Commission file number 0-21163


                               CBES Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     43-1753244
---------------------------------         --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    1001 North Jesse James Road, Excelsior Springs, Missouri        64024
-------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:     (816) 630-6711
                                                    ----------------------------


          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended June 30, 1996.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          -----------------------------------------------------------------


(a) (1)  Financial Statements:
-----------------------------


Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended June 30, 1996 as the certified financial reports for the year ended June 30, 1996 were not yet available when the Registration Statement on Form SB-2 (File 333-6649) was filed on June 21, 1996.

                          COMMUNITY BANK OF EXCELSIOR
                           SPRINGS, A SAVINGS BANK,
                                AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI



                       CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995


                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

KPMG Peat Marwick LLP

           1000 Walnut, Suite 1600
           P.O. Box 13127
           Kansas City, MO 64199



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Community Bank of Excelsior Springs,
  a Savings Bank:


We have audited the accompanying consolidated balance sheets of Community Bank of Excelsior Springs, a Savings Bank, and subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of earnings, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Community Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank of Excelsior Springs, a Savings Bank, and subsidiary as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             KPMG Peat Marwick LLP



August 9, 1996

             COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,
                                                                              ----------------------
                        Assets                                                1996              1995
                        ------                                                ----              ----
Cash                                                                  $      683,769           604,665
Interest-bearing deposits in other financial institutions                  2,775,590         2,469,045
Investment securities available-for-sale (note 2):
  U.S. government and agency obligations (amortized cost of
    $2,002,250 and $2,003,750 in 1996 and 1995, respectively)              1,974,500         1,962,320
  Mutual fund (amortized cost of $0 and $1,078,676 in 1996
    and 1995, respectively)                                                        -         1,078,676
Investment securities held-to-maturity                                       100,000                 -
Mortgage-backed securities held-to-maturity (estimated fair value of
  $392,162 and $3,911,886 in 1996 and 1995, respectively)(note 3)            400,394         3,869,572
Loans held-for-sale, net                                                     366,000         1,518,908
Loans receivables, net (note 4)                                           79,043,759        77,361,061
Accrued interest receivable:
  Loans receivable                                                           597,484           504,442
  Investment securities                                                       25,178            34,386
  Mortgage-backed securities                                                   3,175            33,223
Stock in Federal Home Loan Bank (FHLB), at cost                              810,700           794,700
Office property and equipment, net (note 5)                                1,272,907         1,288,352
Current income taxes receivable                                                    -             5,560
Deferred income tax benefit                                                   23,000                 -
Cash surrender value of life insurance and other assets                    1,753,504         1,581,076
                                                                      --------------        ----------
          Total assets                                                $   89,829,960        93,105,986
                                                                      ==============        ==========

                         Liabilities and Equity
                         ----------------------

Liabilities:
  Deposits (note 6)                                                   $   68,169,560        68,274,476
  FHLB advances (note 7)                                                  12,000,000        15,876,915
  Accrued expenses and other liabilities                                     525,177           477,188
  Accrued interest payable on deposits                                       111,227           104,769
  Advance payments by borrowers for property taxes and insurance             691,797           864,780
  Current income taxes payable                                               266,309                 -
  Deferred income taxes (note 8)                                                   -            27,000
                                                                      --------------        ----------

          Total liabilities                                               81,764,070        85,625,128

Equity:
  Retained earnings, substantially restricted (notes 10, 11 and 12)        8,082,540         7,505,716
  Unrealized losses on available-for-sale securities, net of tax             (16,650)          (24,858)
                                                                      --------------        ----------
          Total equity                                                     8,065,890         7,480,858
Commitments (note 4)                                                  --------------        ----------

          Total liabilities and equity                                $   89,829,960        93,105,986
                                                                      ==============        ==========

See accompanying notes to consolidated financial statements.

             COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                           Years ended June 30,
                                                                                          ----------------------
                                                                                           1996            1995
                                                                                           ----            ----
Interest income:
     Loans receivable                                                                $  6,457,691        5,249,045
     Mortgage-backed securities                                                           135,461          304,343
     Investment securities                                                                100,448          173,022
     Loans held-for-sale                                                                   57,315           25,820
     Other                                                                                 72,957           65,633
                                                                                        ---------        ---------
               Total interest income                                                    6,823,872        5,817,863
                                                                                        ---------        ---------

Interest expense:
     Deposits (note 6)                                                                  3,251,677        2,577,149
     FHLB advances                                                                        753,745          568,783
                                                                                        ---------        ---------
               Total interest expense                                                   4,005,422        3,145,932
                                                                                        ---------        ---------

               Net interest income                                                      2,818,450        2,671,931

Provision for loan losses (note 4)                                                        235,828          171,277
                                                                                        ---------        ---------
               Net interest income after provision for loan losses                      2,582,622        2,500,654
                                                                                        ---------        ---------

Noninterest income:
     Gain on sales of loans, net                                                          184,899           42,106
     Customer service charges                                                             197,577          193,017
     Loan servicing fees                                                                   92,247           73,774
     Net realized gain on sale of investment and mortgage-backed
          securities available-for-sale                                                    54,205            -
     Writedown of investment in mutual fund (note 2)                                        -             (314,148)
     Other                                                                                127,161          101,940
                                                                                       ----------        ---------
               Total noninterest income                                                   656,089           96,689
                                                                                       ----------        ---------

Noninterest expense:
     Compensation, payroll taxes and fringe benefits (note 9)                           1,203,276        1,080,572
     Office property and equipment                                                        274,213          245,411
     Data processing                                                                      171,257          162,722
     Federal insurance premiums                                                           157,259          139,020
     Advertising                                                                           60,253           55,875
     Real estate owned and repossessed assets                                              14,351           23,243
     Other                                                                                457,902          425,704
                                                                                       ----------       ----------
               Total noninterest expense                                                2,338,511        2,132,547
                                                                                       ----------       ----------

               Earnings before income taxes                                               900,200          464,796

Income taxes (note 8)                                                                     323,376          301,238
                                                                                       ----------       ----------
               Net earnings                                                          $    576,824          163,558
                                                                                       ==========       ==========

See accompanying notes to consolidated financial statements.

             COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                       Consolidated Statements of Equity


                                                                              Unrealized
                                                            Retained           Losses on
                                                            earnings,      available-for-sale
                                                          substantially        securities
                                                           restricted          net of tax             Total
                                                           ----------          ----------             -----
Balance at June 30, 1994                                 $  7,342,158            (361,222)          6,980,936

Net earnings                                                  163,558               -                 163,558
Writedown of investment in mutual fund                          -                 314,148             314,148
Decrease in unrealized loss on available-for-sale
  securities, net of tax                                        -                  22,216              22,216
                                                         ------------           ---------         -----------
Balance at June 30, 1995                                    7,505,716             (24,858)          7,480,858

Net earnings                                                  576,824               -                 576,824
Decrease in unrealized loss on available-for-sale
  securities, net of tax                                        -                   8,208               8,208
                                                         ------------           ---------         ===========

Balance at June 30, 1996                                 $  8,082,540             (16,650)          8,065,890
                                                         ============           =========         ===========

See accompanying notes to consolidated financial statements.

             COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years ended June 30,
                                                                                              ----------------------
                                                                                              1996             1995
                                                                                              ----             ----
Cash flows from operating activities:
     Net earnings                                                                    $        576,824         163,558
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Provision for loan losses                                                           235,828         171,277
          Depreciation                                                                        132,335         118,250
          Net realized gain on sale of securities available-for-sale                          (54,205)         -
          Writedown of investment in mutual fund                                               -              314,148
          Gain on disposition of real estate owned, net                                        -               (5,822)
          Proceeds from sale of loans held for sale                                        16,276,153       4,763,106
          Origination of loans held for sale                                              (14,938,346)     (6,134,640)
          Gain on sale of loans, net                                                         (184,899)        (42,106)
          Premium amortization and accretion of discounts and deferred
            loan fees                                                                        (282,871)       (301,901)
          Deferred income (benefit) taxes                                                     (55,472)         21,464
          FHLB stock dividends                                                                (16,000)         -
          Changes in assets and liabilities:
            Accrued interest receivable                                                       (53,786)       (183,758)
            Other assets                                                                     (172,428)        (28,821)
            Accrued expenses and other liabilities                                             47,989         180,940
            Accrued interest payable on deposits                                                6,458          42,933
            Current income taxes payable                                                      271,869         (56,737)
                                                                                        -------------    ------------
             Net cash provided by (used in) operating activities                            1,789,449        (978,109)
                                                                                        -------------    ------------


Cash flows from investing activities:
     Net increase in loans receivable                                                      (1,632,432)    (23,956,731)
     Purchase of investment securities held-to-maturity                                      (100,000)         -
     Purchase of FHLB stock                                                                    -             (273,500)
     Proceeds from sales of securities available-for-sale                                   4,046,846          -
     Mortgage-backed securities principal repayments                                          553,490         964,384
     Change in FHLB time deposits                                                              -            1,600,000
     Purchase of office property and equipment                                               (116,890)       (213,041)
     Proceeds from sale of real estate owned                                                   -               29,772
     Purchase of life insurance policies                                                       -           (1,420,000)
                                                                                        -------------    ------------
             Net cash provided by (used in) investing activities                     $      2,751,014     (23,269,116)
                                                                                        -------------    ------------

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVING BANK
                                AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                               Years ended June 30,
                                                                             ------------------------
                                                                             1996                1995
                                                                             ----                ----
Cash flows from financing activities:
   (Decrease) increase in deposits                                      $   (104,916)          8,094,031
   Proceeds from FHLB advances                                            23,650,000          32,000,000
   Repayments of FHLB advances                                           (27,526,915)        (16,123,085)
   Increase in advance payments by borrowers for property taxes and
      insurance                                                             (172,983)             62,911
                                                                         -----------         -----------
             Net cash (used in) provided by financing activities          (4,154,814)         24,033,857
                                                                         -----------         -----------

             Net increase (decrease) in cash and cash equivalents            385,649            (213,368)

Cash and cash equivalents at the beginning of the period                   3,073,710           3,287,078
                                                                         -----------         -----------
Cash and cash equivalents at the end of the period                      $  3,459,359           3,073,710
                                                                         ===========         ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                         $    122,000             336,510
                                                                         ===========         ===========

   Cash paid during the period for interest                             $  3,998,964           3,102,999
                                                                         ===========         ===========

Supplemental schedule of noncash investing and financing activities:
      Conversion of loans to real estate owned                          $     -                   10,897
                                                                         ===========         ===========

      Loans made to finance sales of real estate owned                  $     -                   68,000
                                                                         ===========         ===========

See accompanying notes to consolidated financial statements.

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     (a)  Organization
          ------------

     The consolidated financial statements include the accounts of Community
          Bank of Excelsior Springs, a Savings Bank, and its wholly-owned subsidiary, CBES Service Corporation, collectively referred to as Community Bank. Community Bank of Excelsior Springs is chartered as a federal mutual savings bank. CBES Service Corporation was formed in March 1993 to provide insurance services. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents
          -------------------------

     For purposes of the cash flows, all investments with a maturity of three months or less at date of purchase are considered cash equivalents.

     (c)  Mortgage-backed and Investment Securities
          -----------------------------------------

     Community Bank classifies securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those which Community Bank has the positive intent and ability to hold to maturity. All other securities are classified as available-for-sale.

     Securities classified as held-to-maturity are recorded at amortized cost.
          Securities classified as available-for-sale are recorded at fair value with unrealized net holding gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of equity until realized. A decline in the market value of any security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115,
          "Accounting for Certain Investments in Debt and Equity Securities," and implementation guidance issued in November 1995 by the Financial Accounting Standards Board, Community Bank reclassified certain held-to-maturity mortgage-backed securities with aggregate cost and fair value of $2,913,965 and $2,963,159, respectively, to available-for-sale on December 5, 1995. These securities were sold on December 11, 1995.

     Premiums and discounts on mortgage-backed and investment securities are amortized using the interest method over the life of the securities.

     Realized gains or losses on sales are recognized using the specific identification method.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (d)  Loans Held-for-Sale
          -------------------

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Fees received on such loans are deferred and recognized in income as part of the gain or loss on sale. At June 30, 1996 and 1995, all loans held for sale were committed to be sold to a third party. There was no valuation allowance at June 30, 1996 or 1995.

     (e)  Deferred Loan Fees and Costs
          ----------------------------

     Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as interest income using the interest method over the contractual life of the loan for loans generated for Community Bank's portfolio.

     (f)  Allowance for Losses
          --------------------

     The allowance for loan losses is established through provision for loan losses charged against income. Loans deemed to be impaired are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     A valuation allowance for losses on loans is established by management based on its estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral of and consideration of past loan loss experience, current economic conditions and such other factors which, in the opinion of management, deserve current recognition. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge-off or additions to the allowance based upon their judgments about information available at the time of their examination.

     Additionally, it is Community Bank's policy to place loans delinquent, as to principal, over ninety days on nonaccrual status and exclude interest on such loans from income. Interest ultimately collected is credited to income in the period received.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Community Bank adopted SFAS No. 114, "Accounting by Creditors for
          Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on July 1, 1995. SFAS No. 114, as amended by SFAS No. 118, defines the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

     Community Bank applies the recognition criteria of SFAS No. 114 to multifamily real estate loans, commercial real estate loans and restructured loans. Smaller balance, homogeneous loans, including one-to-four-family residential and construction loans and consumer loans, are collectively evaluated for impairment. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. Community Bank has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. The adoption of SFAS No. 114 and No. 118 resulted in no prospective adjustment to the allowance for loan losses and did not affect Community Bank's policies regarding charge-offs or recoveries. The impact of these statements on the consolidated financial statements of Community Bank was immaterial.

     (g)  Real Estate Owned
          -----------------

     Real estate properties acquired through foreclosure are initially recorded at the lower of cost or the fair value, less estimated costs to sell, of the underlying collateral at the time of foreclosure. Subsequent to foreclosure, further declines in the fair value of such properties are recorded as a reduction to the carrying value of those assets through the establishment of an allowance for losses.

     (h)  Stock in Federal Home Loan Bank (FHLB)
          --------------------------------------

     Community Bank is a member of the FHLB system. As a member, it is required to purchase and hold stock in the FHLB of Des Moines in an amount equal to the greater of (a) 1% of unpaid residential loans at the beginning of each year, (b) 5% of FHLB advances, or (c) .3% of total assets. Community Bank's investment in such stock is recorded at cost.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (i)  Office Property and Equipment
          -----------------------------

     Office property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives (three to thirty years) of the respective assets.

     Maintenance and repairs are charged to expense and betterments are capitalized. Gains and losses on disposition are reflected in current operations.

     (j)  Income Taxes
          ------------

     Community Bank accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. The effect on deferred tax assets and liabilities for a change in tax rate is recognized in income in the period that includes the enactment dates.

     (k)  Use of Estimates
          ----------------

     Management of Community Bank has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (l)  Effect of New Financial Accounting Standards
          --------------------------------------------

     SFAS No. 122, "Accounting for Mortgage Servicing Rights," will be effective for Community Bank for the year beginning July 1, 1996 and generally requires entities that sell or securitize loans and retain the mortgage servicing rights to allocate total cost of the mortgage loans to the mortgage servicing right and the loan based on their relative fair value. Costs allocated to mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net servicing income and evaluated for impairment based on fair value. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," supersedes SFAS No. 122 and will be effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.


(2)  INVESTMENT SECURITIES
     ---------------------

     A summary of investment securities available-for-sale at June 30, 1996 and 1995 is as follows:


                                                               Gross        Gross     Estimated
                                                Amortized    unrealized  unrealized     fair
                                                   cost        gains       losses       value
                                               ------------  ----------  -----------  ---------
          June 30, 1996:
             U.S. government and
                   agency obligations
                   maturing within one
                   year                          $1,000,000       -          (8,400)    991,600
             U.S. government and
                   agency obligations
                   maturing after one
                   year but within five
                   years                          1,002,250       -         (19,350)    982,900
                                                 ----------  ----------     -------   ---------
                                                 $2,002,250       -         (27,750)  1,974,500
                                                 ==========  ==========     =======   =========

          June 30, 1995:
             U.S. government and
                   agency obligations
                   maturing after one year
                   but within five years         $2,003,750       -         (41,430)  1,962,320
             Mutual fund                          1,078,676       -            -      1,078,676
                                                 ----------  ----------     -------   ---------
                                                 $3,082,426       -         (41,430)  3,040,996
                                                 ==========  ==========     =======   =========

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended June 30, 1996, Community Bank recognized gross gains of $5,011 and no gross losses on proceeds of $1,083,687 from the sale of its investment in a mutual fund. No investment securities were sold during the year ended June 30, 1995.

     During the year ended June 30, 1995, management determined that the decline in market value of its mutual fund investment below cost was not temporary and, accordingly, adjusted the cost basis of the investment downward by $314,148 through a charge to earnings.

(3)  MORTGAGE-BACKED SECURITIES
     --------------------------

     Mortgage-backed securities held-to-maturity consisted of the following at June 30, 1996 and 1995:

                                              Amortized       Unrealized     Unrealized        Estimated
                                                 cost           gains          losses         fair value
                                                 ----           -----          ------         ----------
          June 30, 1996:
             Federal Home Loan
                 Mortgage Corporation
                 (FHLMC) participation
                 certificates                 $   397,558        1,425          (9,664)          389,319
             Pass-through certificate
                 guaranteed by Government
                 National Mortgage
                 Association (GNMA)                 2,836            7            -                2,843
                                               ----------       ------         -------         ---------
                                              $   400,394        1,432          (9,664)          392,162
                                               ==========       ======         =======         =========

          June 30, 1995:
             FHLMC participation
                 certificates                 $ 3,507,847       21,606         (15,923)        3,513,530
             Pass-through certificate
                 guaranteed by GNMA               361,725       36,631           -               398,356
                                               ----------       ------         -------         ---------
                                              $ 3,869,572       58,237         (15,923)        3,911,886
                                               ==========       ======         =======         =========

     During the year ended June 30, 1996, Community Bank recognized gross gains of $52,722 and gross losses of $3,528 on proceeds of $2,963,159 from the sale of mortgage-backed securities available-for-sale. See note 1(c). No mortgage-backed securities were sold during the year ended June 30, 1995.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  LOANS RECEIVABLE
     ----------------

     Loans receivable consisted of the following:

                                                              June 30,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
               Real estate:
                  One-to-four family residential      $ 52,294,663  53,737,889
                  Construction                          22,460,608  16,221,145
                  Land                                   4,005,713   1,991,631
                  Commercial                             1,082,598     818,371
                  Multifamily                              315,304     134,412
                  Consumer loans                        10,572,028  11,296,068
                                                       -----------  ----------
                                                        90,730,914  84,199,516
               Less:
                  Loans in process                      11,015,102   6,390,936
                  Deferred loan origination fees
                      and discounts on loans, net          284,053     221,519
                  Allowance for loan losses                388,000     226,000
                                                       -----------  ----------
                                                      $ 79,043,759  77,361,061
                                                       ===========  ==========

     At June 30, 1996, Community Bank was committed to make first mortgage loans approximating $1,982,000, of which $190,000 was committed to be sold to a third party. Fixed rate loan commitments approximated $1,691,000 at June 30, 1996, with rates ranging from 7.75% to 9.00%. Community Bank services mortgage loans for others amounting to approximately $31,080,000 and $25,743,000 at June 30, 1996 and 1995, respectively.

     At June 30, 1996 and 1995, Community Bank had loans of approximately
          $1,357,000 and $972,000 to directors, officers and management employees. During the years ended June 30, 1996 and 1995, approximately $633,000 and $328,000 of new loans were made and repayments totaled approximately $248,000 and $143,000, respectively. Such loans were made in accordance with Community Bank's normal lending practices.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                AND SUBSIDIARY
                         EXCELSIOR SPRINGS, MISSOURI

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of activity in the allowance for loan losses for the years ended
     June 30, 1996 and 1995 is as follows:

                                                         1996                     1995
                                                      -----------               ---------
               Balance at beginning of year            $ 226,000                 163,000
               Provision for loan losses                 235,828                 171,277
               Charge-offs                              (107,408)               (171,386)
               Recoveries                                 33,580                  63,109
                                                       ---------                --------
               Balance at end of year                  $ 388,000                 226,000
                                                       =========                ========

     At June 30, 1996 and 1995, Community Bank had approximately $412,000 and
          $133,000, respectively, of nonaccruing loans. For the years ended June 30, 1996 and 1995, gross interest income which would have been recorded had the nonaccruing loans been in accordance with their original terms amounted to $34,000 and $11,000, respectively. The amount that was included in income on such loans was $28,000 and $7,000 for the years ended June 30, 1996 and 1995, respectively.

     Community Bank evaluates each customer's creditworthiness on a case-by-case basis. Residential loans with a loan-to-value ratio exceeding 80% are required to have private mortgage insurance. Community Bank's principal lending areas are the economically diverse communities northeast of Kansas City, Missouri.

(5)  OFFICE PROPERTY AND EQUIPMENT
     -----------------------------

     Office property and equipment consist of the following:

                                                                   June 30,
                                                       --------------------------------
                                                           1996                  1995
                                                       -----------            ---------
               Land and land improvements             $  171,130                171,130
               Office buildings                        1,321,053              1,281,997
               Furniture and equipment                   769,455                691,621
                                                      ----------              ---------
                                                       2,261,638              2,144,748

               Less accumulated depreciation             988,731                856,396
                                                      ----------              ---------
                                                      $1,272,907              1,288,352
                                                      ==========              =========

                                                                    (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  DEPOSITS
     --------

     Deposit balances are summarized as follows:

                                                                                 June 30,
                                                           ------------------------------------------------
                                                                   1996                     1995
                                                           ---------------------     ----------------------
          Balance by interest rate:
             Noninterest bearing
                 demand accounts                        -    $ 1,378,795      2%    $ 1,319,904          2%
             NOW accounts                    2.25 -  2.00      7,967,617     12       7,601,014         11
             Money market                    2.50 -  2.75      6,235,135      9       5,874,186          9
             Passbook accounts               2.25 -  2.75      3,977,740      6       3,740,235          5
                                                             -----------  -----     -----------  ---------
                                                              19,559,287     29      18,535,339         27
                                                             -----------  -----     -----------  ---------

          Certificate accounts:              2.00 -  2.99         13,462    -            22,732      -
                                             3.00 -  3.99          -        -           853,408          1
                                             4.00 -  4.99      1,658,854      2       7,548,143         11
                                             5.00 -  5.99     43,045,110     63      11,569,757         17
                                             6.00 -  6.99      3,445,487      5      22,091,710         33
                                             7.00 -  7.99        160,037    -         7,022,435         10
                                             8.00 -  8.99        287,323      1         628,466          1
                                              9.00 - 9.99          -        -             2,486      -
                                                             -----------  -----     -----------  ---------
                                                              48,610,273     71      49,739,137         73
                                                             -----------  -----     -----------  ---------
                                                             $68,169,560    100%    $68,274,476        100%
                                                             ===========  =====     ===========  =========

          Weighted average interest
             rate on savings deposits
             at period end                                                 4.47%                      4.84%
                                                                           ====                       ====

          Contractual maturity of
             certificate accounts:
                 Under 12 months                             $38,189,808     79%    $39,609,558         80%
                 12 to 24 months                               4,968,501     10       5,573,835         10
                 24 to 36 months                               1,522,494      3       2,363,905          5
                 36 to 48 months                                 866,610      2         474,964          1
                 48 to 60 months                                 631,194      1         435,806          1
                 Over 60 months                                2,431,666      5       1,281,069          3
                                                             -----------  -----     -----------  ---------
                                                             $48,610,273    100%    $49,739,137        100%
                                                             ===========  =====     ===========  =========


     Deposits of $100,000 or more totaled $4,074,000 and $3,132,000 at June 30, 1996 and 1995, respectively.


     The components of interest expense on savings deposits for the years ended
          June 30, 1996 and 1995 are as follows:

                                                        1996          1995
                                                        ----          ----
          NOW, passbook and money market         $   372,422       397,213
          Certificate accounts                     2,879,255     2,179,936
                                                   ---------     ---------
                                                 $ 3,251,677     2,577,149
                                                   =========     =========

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  FHLB ADVANCES
     -------------

     Community Bank had the following debt outstanding from the Federal Home
        Loan Bank of Des Moines at June 30, 1996 and 1995:

                                                                      June 30,
                                                              -------------------------
                                                                  1996           1995
                                                              -------------   ----------
        $3,000,000 advances, interest at 6.14%
         due September 2000                                $ 3,000,000             -
        $3,000,000 advance, interest at 8.00%
         due September 2009                                      -             2,919,860
        $2,500,000 advance, interest at 8.03%
         due December 2009                                       -             2,457,055
        $2,000,000 advance, interest at 6.78%
         due November 1995                                       -             2,000,000
        $1,000,000 advance, interest at 6.65%
          due October 1995                                       -             1,000,000
        $2,000,000 advance, interest at 5.81%
         due October 1996                                    2,000,000             -
        $1,000,000 advance, interest at 5.78%
          due June 1996                                          -             2,000,000
        $1,000,000 advance, interest at 5.77%
          due June 1997                                      1,000,000         1,000,000
        $1,000,000 advance, interest at 5.86%
          due June 1998                                      1,000,000         1,000,000
        $10,000,000 line of credit, interest at
          approximately 50 basis points above the
          U.S. Treasury Bill rate (5.57% and
          6.46% at June 30, 1996 and 1995)
          maturing  May 1997                                 5,000,000         3,500,000
                                                           -----------        ----------
                                                           $12,000,000        15,876,915
                                                           ===========        ==========

     The advances and lines of credit to the FHLB are collateralized by first mortgage loans.

     Scheduled maturities of FHLB advances are as follows:

                      Year ending June 30,
                      --------------------
                          1997                  $ 8,000,000
                          1998                    1,000,000
                          2001                    3,000,000
                                                -----------
                                                $12,000,000
                                                ===========

                                              (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  INCOME TAXES
     ------------

     Components of income tax expense are as follows:

                               Federal    State    Total
                             -----------  ------  --------
Year ended June 30, 1996:
   Current                     $354,775   24,073  378,848
   Deferred                     (64,983)   9,511  (55,472)
                               --------   ------  -------
                               $289,792   33,584  323,376
                               ========   ======  =======

Year ended June 30, 1995:
   Current                     $257,355   34,334  291,689
   Deferred                       8,883      666    9,549
                               --------   ------  -------
                               $266,238   35,000  301,238
                               ========   ======  =======

Income tax expense has been provided at effective rates of 35.9% and 64.8%
          (applied to earnings before taxes) for the years ended June 30, 1996 and 1995, respectively. The reasons for the differences between the effective tax rates and the corporate federal income tax rate of 34% are as follows:

                                            Years ended
                                              June 30,
                                          ---------------
                                           1996      1995
                                          ------     ----
Federal income tax rate                    34.0%     34.0
Items affecting federal income tax rate:
   Writedown of investment in mutual          -      23.0
    fund
   Increase in cash surrender value of
       life insurance policies, net of
       nondeductible premiums              (1.6)       -
   State income tax net of federal          3.3       5.0
    benefit
   Other                                     .2       2.8
                                           ----      ----
       Effective income tax rate           35.9%     64.8
                                           ====      ====

                                                    (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to deferred tax assets and liabilities at June 30, 1996 and 1995 are as follows:

                                                         Years ended
                                                          June 30,
                                                    ---------------------
                                                       1996       1995
                                                    ----------  ---------
          Accrued compensation                      $  33,000        -
          Allowance for loan losses                   127,000     56,000
          Unrealized losses on assets                  11,000     17,000
           available-for-sale
          Writedown of investment in mutual fund          -      129,000
          Other                                         1,000     17,000
                                                    ---------   --------
                 Deferred income tax asset before
                 valuation allowance                  172,000    219,000

          Valuation allowance                             -      107,000
                                                    ---------   --------
                 Deferred income tax asset            172,000    112,000
                                                    ---------   --------

          Loan origination fees                       (68,000)   (49,000)
          Fixed assets                                (65,000)   (51,000)
          Other                                       (16,000)   (39,000)
                                                    ---------   --------
             Deferred income tax liability           (149,000)  (139,000)
                                                    ---------   --------
                 Net deferred income tax benefit    $  23,000    (27,000)
                  (liability)                       =========   ========

The valuation allowance that was outstanding at the beginning of the fiscal year was eliminated due to reversal of the corresponding deductible temporary difference.

(9)  COMPENSATION AGREEMENTS
     -----------------------

Effective March 1995, Community Bank entered into deferred compensation agreements with members of the Board of Directors and Officers. The agreements provide for monthly payments to the individuals or their beneficiary for between ten and fifteen years following retirement. The agreements are accounted for on an individual basis with the cost accrued over the individual's period of service. Expense under the agreements for the years ended June 30, 1996 and 1995 was approximately $39,000 and $14,000, respectively.

The Directors/Officers and their beneficiaries are general unsecured creditors of Community Bank for all amounts due under these agreements.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) RETAINED EARNINGS
     -----------------

Retained earnings at June 30, 1996 and 1995 include approximately $1,700,000 for which no provision for federal income tax has been made. This amount represents an allocation of income to bad debt deductions for income tax purposes only. Reduction of amounts allocated for purposes other than income tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

(11) REGULATORY CAPITAL REQUIREMENTS
     -------------------------------

Community Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Community Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Community Bank must meet specific capital guidelines that involve quantitative measures of Community Bank' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Community Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Community Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital, as defined in the regulations, to risk-weighted assets, as defined, and of tangible and core capital, as defined, to total assets, as defined. Management believes, as of June 30, 1996, that Community Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1996, the most recent notification from the Office of Thrift
          Supervision (OTS) categorized Community Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, Community Bank must maintain minimum total risk-based, tangible and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                 Tangible       Core     Risk-based
                                               -------------  ---------  ----------
          Regulatory capital:                    $8,083,000   8,083,000   8,101,000
          Minimum capital requirement:            1,348,000   2,696,000   5,528,000
                                                 ----------   ---------   ---------
                 Regulatory capital in
                 excess of minimum
                 capital requirement             $6,735,000   5,387,000   2,573,000
                                                 ==========   =========   =========

          Minimum capital requirement                   1.5%        3.0         8.0
                                                 ==========   =========   =========

          Community Bank regulatory capital             9.0%        9.0        11.7
                                                 ==========   =========   =========

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) PLAN OF CONVERSION
     ------------------

On May 14, 1996, Community Bank's Board of Directors approved a plan (Plan) to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank, subject to approval by Community Bank's members. The Plan, which includes formation of a holding company to own all of the outstanding stock of Community Bank, is subject to approval by the OTS and includes the filing of a registration statement with the Securities and Exchange Commission. As of June 30, 1996, Community Bank had incurred approximately $154,000 of costs related to this conversion which is included in other assets. If the conversion is ultimately successful, actual conversion costs will be accounted for as a reduction in gross proceeds. If the conversion is unsuccessful, the conversion costs will be expensed.

The Plan calls for the common stock of the holding company to be offered to various parties in a subscription offering at a price based on an independent appraisal of Community Bank. It is anticipated that any shares not purchased in the subscription offering will be offered in a community offering.

Community Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OTS.

At the time of conversion, Community Bank will establish a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in Community Bank after conversion. In the event of a complete liquidation of Community Bank, and only in such an event, eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," and SFAS
          No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," require disclosure of estimated fair values of financial instruments, both assets and liabilities recognized and not recognized in the consolidated financial statements. Fair value estimates have been made as of June 30, 1996 based on then current economic conditions, risk characteristics of the various financial instruments and other subjective factors.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

          Cash and Cash Equivalents
          -------------------------

          The carrying amounts approximate fair value because of the short maturity of these instruments.

          Investment Securities and Mortgage-backed Securities
          ----------------------------------------------------

          The fair values of investment securities and mortgage-backed securities are estimated based on published bid prices or bid quotations received from securities dealers.

          Loans Receivable
          ----------------

          The fair values of loans receivable are estimated using the option-based approach. Cash flows consist of scheduled principal, interest and prepaid principal. Loans with similar characteristics were aggregated for purposes of these calculations.

          Accrued Interest
          ----------------

          The carrying amount of accrued interest is assumed to be its carrying value because of the short-term nature of these items.

          Stock in the FHLB
          -----------------

          The carrying amount of such stock is estimated to approximate fair value.

          Deposits
          --------

          The fair values of deposits with no stated maturity are deemed to be equivalent to amounts payable on demand. The fair values of certificates of deposit are estimated based on the static discounted cash flow approach using rates currently offered for deposits of similar remaining maturities.

          FHLB Advances
          -------------

          The fair values of FHLB advances are estimated based on discounted values of contractual cash flows using the rates currently available to Community Bank for advances of similar remaining maturities. The carrying amount of the advances under the line of credit approximates fair value due to the short maturity.

                                                                     (Continued)

              COMMUNITY BANK OF EXCELSIOR SPRINGS, A SAVINGS BANK,
                                 AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair value estimates of Community Bank's financial instruments as of June 30, 1996 are set forth below:


                                                      Carrying     Estimated
                                                       amount      fair value
                                                       ------      ----------
          Cash and cash equivalents                   $ 3,459,359   3,459,000
                                                      ===========  ==========

          Investment securities                       $ 2,074,500   2,075,000
                                                      ===========  ==========

          Mortgage-backed securities                  $   400,394     392,000
                                                      ===========  ==========

          Loans receivable, net of loans in           $79,715,812  80,823,000
           process                                    ===========  ==========

          Accrued interest receivable                 $   625,837     626,000
                                                      ===========  ==========

          Stock in the FHLB                           $   810,700     811,000
                                                      ===========  ==========


          Deposits:
             Noninterest bearing demand deposit       $ 1,378,795   1,379,000
             Money market and NOW deposits             14,202,752  14,203,000
             Passbook accounts                          3,977,740   3,978,000
             Certificate accounts                      48,610,273  48,423,000
                                                      -----------  ----------
             Total deposits                           $68,169,560  67,983,000
                                                      ===========  ==========

          FHLB Advances                               $12,000,000  11,922,000
                                                      ===========  ==========

          Accrued interest payable                    $   111,227     111,000
                                                      ===========  ==========

Limitations
-----------

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time Community Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of Community Bank's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CBES Bancorp, Inc.


Date: November 6, 1996                  By: /s/ Larry E. Hermreck
      ----------------                      ---------------------------
                                            Larry E. Hermreck
                                            Chief Executive Officer
                                            (Duly Authorized Representative)




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Larry E. Hermreck                   /s/ Robert L. Lalumondier
----------------------------------      ----------------------------------
Larry E. Hermreck                       Robert L. Lalumondier
Chief Executive Officer                 Director


Date:  November 6, 1996                 Date:  November 6, 1996
       ----------------                        ----------------


/s/ Dennis D. Hartman                   /s/ Robert E. McCrorey
----------------------------------      ----------------------------------
Dennis D. Hartman                       Robert E. McCrorey
Controller and Chief Financial Officer  Chairman of the Board


Date:  November 6, 1996                 Date:  November 6, 1996
       ----------------                        ----------------



/s/ Richard N. Cox                      /s/ Edgar L. Radley
----------------------------------      ----------------------------------
Richard N. Cox                          Edgar L. Radley
Director                                Vice Chairman of the Board


Date:  November 6, 1996                 Date:  November 6, 1996
       ----------------                        ----------------

/s/ Rodney G. Rounkles                  /s/ Cecil E. Lamb
----------------------------------      ----------------------------------
Rodney G. Rounkles                      Cecil E. Lamb
Director                                Director


Date:  November 6, 1996                 Date:  November 6, 1996
       ----------------                        ----------------