Form 10QSB
period 1996-09-30
CBES BANCORP INC
filed 1996-11-14
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB


                                  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________________ TO ______________

                COMMISSION FILE NUMBER            0-21163
                                       ---------------------------



                              CBES BANCORP, INC.
                              ------------------
       (Exact name of small business issuer as specified in its charter)


                  DELAWARE                           43-1753244
      ------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization
                       (IRS Employer Identification No.)


             1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
             -----------------------------------------------------
                   (Address of principal executive offices)


                                (816) 630-6711
                                --------------
                          (Issuer's telephone number)



                                  NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d)the Exchange Act during the past 12 months
  (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
                   filing requirements for the past 90 days.

                               Yes    X   NO  ___
                                    ----


   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Outstanding at
                Class                              November 1, 1996
                -----                              ----------------

      Common stock, .01 par value                      1,024,958

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements:

              Consolidated Statements of Financial Condition at September 30,
                 1996 and June 30, 1996.............................................  1

              Consolidated Statements of Operations for the three months ended
                 September 30, 1996 and 1995........................................  2

              Consolidated Statement of Stockholders Equity for the three months ended September 30, 1996....................................  3

              Consolidated Statements of Cash Flows for the three months ended
                 September 30, 1996 and 1995........................................  4

              Notes to Consolidated Financial Statements............................  6

           Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................  8

PART II -  OTHER INFORMATION........................................................ 12


SIGNATURES.......................................................................... 13

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      SEPTEMBER 30, 1996 AND JUNE 30,1996

                                                                                September 30,       June 30,
                                   Assets                                           1996              1996
                                   ------                                           ----              ----
                                                                                 (unaudited)
Cash
Interest-bearing deposits in other financial institutions                       $    693,501           683,769
Investment securities available-for-sale (amortized cost of $2,001,875             7,288,841         2,775,590
     and $2,002,250, respectively)
Investment securities held-to-maturity                                              1993,437          1974,500
Mortgage-backed securities-to-maturity (estimated fair value of                      100,000           100,000
     $380,779 and $392,162, respectively)
Loans held-for-sale, net                                                             387,449           400,394
Loans receivable, net                                                                 92,000           366,000
Accrued interest receivable:                                                      81,379,680        79,043,759
     Loans receivable
     Investment securities                                                           620,097           597,484
     Mortgage-backed securities                                                       17,664            25,178
Stock in Federal Home Loans Bank (FHLB), at cost                                       3,037             3,175
Office property and equipment, net                                                   810,700           810,700
Deferred income tax benefit                                                        1,276,674         1,272,907
Cash surrender value of life insurance and other assets                               -                 23,000
                                                                                   2,053,056         1,753,504
                                                                                 -----------        ----------
             Total assets                                                       $ 96,716,136        89,829,960
                                                                                 ===========        ==========

               Liabilities and Stockholders' Equity
               ------------------------------------

Liabilities;
     Deposits                                                                   $ 65,643,571        68,169,560
     FHLB advances                                                                12,000,000        12,000,000
     Accrued expenses and other liabilities                                          886,853           525,177
     Accrued interest payable on deposits                                            116,007            11,227
     Accrued payments by borrowers for property taxes and insurance                  924,618           691,797
     Current income taxes payable                                                    159,506           266,309
     Deferred income taxes                                                             8,786             -
                                                                                ------------        ----------
             Total liabilities                                                    79,739,341        81,764,070
                                                                                ------------        ----------


Stockholders' equity
     Preferred stock, $.01 par; 500,000 shares authorized, none issued
       or outstanding                                                                 -                  -
     Common stock, $.01 par; 3,500,000 shares authorized, 1,024,958
       shares issued and outstanding                                                  10,250             -
     Additional paid- capital                                                      9,726,830             -
     Retained earnings, substantially restricted                                   8,064,738         8,082,540
     Unrealized losses on available-for-sale securities, net of tax                   (5,063)          (16,650)
     Unearned employee benefits                                                     (819,960)            -
                                                                                -------------       ----------
               Total stockholders' equity                                         16,976,795         8,065,890
                                                                                -------------       ----------
               Total liabilities and stockholders' equity                       $ 96,716,136        89,829,960
                                                                                =============       ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                1996                  1995
                                                                                ----                  ----
Interest income:
     Loans receivable                                                       $  1,747,374            1,571,471
     Mortgage-backed securities                                                    5,945               67,903
     Investment securities                                                        26,767               40,036
     Loans held-for-sale                                                          13,680               30,640
     Other                                                                        20,401               21,224
                                                                            ------------           ----------
          Total interest income                                               1,814,1676            1,731,274
                                                                            ------------           ----------

Interest expense:
     Deposits                                                                    761,056              849,830
     FHLB advances                                                               179,434              253,055
                                                                            ------------           ----------
          Total interest expense                                                 940,490            1,102,885
                                                                            ------------           ----------

          Net interest income                                                    873,677              628,389

Provision for loan losses                                                         18,338               60,870
                                                                            ------------           ----------
          Net interest income after provision for loan losses                    855,339              567,519
                                                                            ------------           ----------

Noninterest income:
     Gain on sales of loans, net                                                  48,377               61,125
     Customer service charges                                                     51,861               49,945
     Loan servicing fees                                                          20,793               28,592
     Net realized gain on sale of investment and mortgage-backed
       securities available-for-sale                                               -                    5,011
     Other                                                                        32,218               28,548
                                                                            ------------           ----------
          Total noninterest income                                               153,249              173,221
                                                                            ------------           ----------

Noninterest income:
     Compensation, payroll taxes and fringe benefits                             307,067              286,861
     Office property and equipment                                                71,145               68,362
     Data processing                                                              45,501               41,752
     Federal insurance premiums                                                  492,269               38,591
     Advertising                                                                   9,611               12,346
     Real estate owned and repossessed assets                                      6,878                3,300
     Other                                                                       112,840              105,533
                                                                            ------------           ----------
          Total noninterest expense                                            1,045,311              556,745
                                                                            ------------           ----------

          Earnings (loss) before income taxes                                    (36,723)             183,995

Income tax expense (benefit)                                                     (18,921)              53,392
                                                                            ------------           ----------
          Net earnings (loss)                                               $    (17,802)             130,603
                                                                            ============           ==========

Pro forma loss per share                                                    $      (.02)               -
                                                                            ============           ==========

Average common and common equivalent shares outstanding                          942,962                -
                                                                            ============           ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                                                                        Unearned
                                                                                         Net            employee
                                                             Additional                unrealized        stock            Total
                                     Outstanding    Common     paid-in     Retained    gain (loss)      ownership     stockholders'
                                        shares       stock     capital     earning    on securities       shares         equity
                                        ------       -----     -------     -------    -------------       ------         ------
Balance at June 30, 1996                  -         $   -        -         8,082,540    (16,650)             -           8,065,890

Sale of stock                         1,024,958       10,250  9,726,830        -           -            (819,960)        8,917,120

Net loss                                  -             -        -           (17,802)      -                 -             (17,802)

Change in unrealized loss on
     securities available-for-
     sale, net of tax                     -             -        -             -         11,587              -              11,587
                                     -----------     -------  ---------    ---------     -------        ---------       ----------
Blaance at September 30,1996          1,024,958      $10,250  9,726,830    8,064,738     (5,063)        (819,960)       16,976,795
                                     ===========     =======  =========    =========     =======        =========       ==========

See accompanying notes to unaudited consolidated financail statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                      1996          1995
                                                                                      ----          ----
Cash flows from operating activities:
     Net earnings (loss)                                                        $     (17,802)       130,603
     Adjustments to reconcile net earnings (loss) to net cash
          provided by (used in) operating activities:
            Provision for loan losses                                                  18,338         60,869
            Depreciation                                                               35,493         31,612
            Net realized gain on sale of securities available-for-sale                 -              (5,011)
            Proceeds from sale of loans held for sale                               3,634,378       4,256,15
            Origination of loans held for sale                                     (3,312,000)    (3,271,436)
            Gain on sale of loans, net                                                (48,378)       (61,125)
            Premium amortization and accretion of discounts and
              deferred loan fees                                                      (80,970)       (69,158)
            Deferred income taxes                                                      24,061         -
            Changes in assets and liabilities:
               Accrued interest receivable                                            (14,961)       (14,307)
               Other assets                                                          (299,552)       (13,516)
               Accrued expenses and other liabilities                                 361,676        (40,625)
               Accrued interest payable on deposits                                     4,780         40,532
               Current income taxes payable                                          (106,803)        53,392
                                                                                -------------    -----------
                    Net cash provided by operating activities                         198,260      1,097,955
                                                                                -------------    -----------

Cash flows from investing activities:
     Net (increase) decrease in loans receivable                                   (2,272,381)       294,904
     Proceeds from sales of securities available-for-sale                             -            1,083,687
     Mortgage-backed securities principal repayments                                   12,412        143,047
     Purchase of office property and equipment                                        (39,260)        (8,953)
                                                                                -------------    -----------
                    Net cash (used in) provided by investing activities         $  (2,299,229)     1,512,685
                                                                                -------------    -----------

                                                                     (Continued)

                      CBES BANCORP, INC. AND SUBSIDIARIES

                                                                                    1996              1995
                                                                                    ----              ----
Cash flows from financing activities:
   (Decrease) increase in deposits                                        $      (2,525,989)          117,092
   Proceeds from FHLB advances                                                   11,000,000         5,900,000
   Repayments of FHLB advances                                                  (11,000,000)       (7,442,007)
   Increase in advance payments by borrowers for property taxes
      and insurance                                                                 232,821           217,595
   Issuance of common stock, net of issuance costs of $512,500                    8,917,120            -
                                                                             --------------    --------------
          Net cash provided by (used in) financing activities                     6,623,952        (1,207,320)
                                                                             --------------    --------------

          Net  increase in cash and cash equivalents                              4,522,983         1,403,320

Cash and cash equivalents at the beginning of the period                          3,459,359         3,073,710
                                                                             --------------    --------------
Cash and cash equivalents at the end of the period                        $       7,982,342         4,477,030
                                                                             ==============    ==============
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                           $          63,821            -
                                                                             ==============    ==============

   Cash paid during the period for interest                               $         935,710        1,062,353
                                                                             ==============    ==============

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1996


(1)  CBES BANCORP, INC. AND SUBSIDIARIES
     -----------------------------------

     CBES Bancorp, Inc. (the Company) was incorporated under the laws of the state of Delaware for the purpose of becoming the savings and loan holding company of Community Bank of Excelsior Springs, a Savings Bank (the Bank) in connection with the Banks conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On August 12, 1996, the Company commenced a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the Offering). The Offering was consummated and the Company acquired the Bank on September 27, 1996. The Company had no assets prior to the conversion and acquisition on September 27, 1996.

     The accompanying consolidated financial statements as of and for the three months ended September 30, 1996 include the accounts of the Company and the Bank. The accompanying consolidated statements of financial condition as of June 30, 1996 and the statements of operations and cash flows for the three months ended September 30, 1995 are of the Bank.

(2)  BASIS OF PREPARATION
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by
         reference in the Companys Annual Report on   Form 10-KSB for the year
         ended June 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The June 30, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(3)  PRO FORMA EARNINGS PER SHARE
     ----------------------------

     On September 27, 1996, 1,024,958 shares of the Companys stock were issued, including 81,996 shares issued to the Employees Stock Ownership Plan
         (ESOP). Pro forma loss per share amounts for the three month period ended September 30, 1996 are based upon 942,962 shares, exclusive of shares issued to the ESOP, as though those shares were outstanding for the entire period. The computation does not reflect the pro forma effects of the investment income that would have been earned had the net proceeds from conversion been received at the beginning of the three month period.

                                                                     (Continued)

                              CBES BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(4)  STOCKHOLDERS EQUITY AND STOCK CONVERSION
     ----------------------------------------

     The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Banks members on September 19, 1996. The conversion was effective on September 27, 1996 and resulted in the issuance of 1,024,958 shares of common stock (par value $0.01) at $10.00 per share for a gross sales price of $10,250,000. Costs related to conversion (primarily underwriters commissions, printing and professional fees) aggregated $513,000 and were deducted to arrive at the net proceeds of $8,917,000, net of the ESOP loan. The Company established an employee stock ownership trust which purchased 81,996 shares of common stock of the Company at the issuance price of $10.00 per share with funds borrowed from the holding company.

(5)  EMPLOYEE STOCK OWNERSHIP PLAN
     -----------------------------

     All employees meeting age and service requirements are eligible to participate in an ESOP established on September 27, 1996.
         Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. There was no ESOP expense for the period ended September 30, 1996.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (collectively the Bank) at September 30, 1996 to the financial condition at June 30, 1996, its fiscal year-end, and the results of operations for the three months ended September 30, 1996, with the same period in fiscal 1995. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL
-------

CBES Bancorp, Inc. was organized as a Delaware corporation in June 1996 to acquire all of the capital stock issued by Community Bank of Excelsior Springs, a Savings Bank upon its conversion from the mutual to stock form of ownership. Community Bank of Excelsior Springs, a Savings Bank was founded in 1931 as a Missouri chartered savings and loan association located in Excelsior Springs, Missouri. In 1995, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank.

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch office located in Kearney, Clay County, Missouri. The Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Banks primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

The most significant outside factors influencing the operations of the Bank and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds primarily consisting of insured deposits is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF) are the two insurance funds administered by the Federal Deposit Insurance Corporation
(FDIC). In the third quarter of 1995, the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the BIF achieving its statutory reserve ratio. The reduced premium created a significant disparity in deposit insurance expense causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996 provided for a one-time special assessment of
 .657% of the Banks SAIF insured deposits at March 31, 1995. The purpose of the assessment is to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank charged $441,000 against earnings for the quarter ended September 30, 1996. Although the special one-time assessment significantly increased noninterest expense for the quarter, the anticipated reduction in the premium schedule will reduce the Banks federal insurance premiums for the future periods.

Congress may consider legislation requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state depository institution by January 1, 1998. In addition, the Company might no longer be regulated as a thrift holding company, but rather as a bank holding company.
The Office of Thrift Supervision (OTS) also might be abolished and its functions transferred among the federal banking regulators.

Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

FINANCIAL CONDITION
-------------------

Total assets increased $6.9 million, or 7.7%, to $96.7 million at September 30, 1996 from $89.8 million at June 30, 1996. This was primarily due to the sale of CBES Bancorp, Inc. common stock, which generated net proceeds of $8,917,000 on September 27, 1996 after deducting an $820,000 loan by CBES Bancorp, Inc. to the Bank. The loan was used to purchase common stock for the ESOP.

Loans receivable, net increased by $2.3 million, or 3.0%, to $81.4 million at September 30, 1996 from $79.0 million at June 30, 1996 primarily due to increases in one- to four-family portfolio loans of $1.5 million and an increase in construction loans of $660,000.

Interest-bearing deposits in other financial institutions increased by $4.5 million, or 162.6%, to $7.3 million at September 30, 1996 from $2.8 million at June 30, 1996 due to net proceeds from the sale of common stock being temporarily invested in a money market demand account.

Deposits decreased $2.5 million, or 3.7%, to $65.6 million at September 30, 1996 from $68.2 million at June 30, 1996. The decrease in deposits is principally attributable to $1.8 million of Bank depositors investment in common stock of CBES Bancorp, Inc.

Total equity increased $8.9 million, or 110.5%, to $17.0 million at September 30, 1996 due to the sale of 1,024,958 common shares at an initial offering price of $10 per share less the establishment of the Companys $820,000 ESOP and conversion-related costs of $513,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------------------
AND 1995
--------

Performance Summary. In the first quarter ended September 30, 1996, the Company experienced a net loss of $18,000 compared to net earnings of $131,000 for the first quarter ended September 30, 1995. The decrease in earnings was primarily due to an increase in net interest income of $245,000 offset by the payment of a one-time special assessment in the amount of $441,000 to recapitalize the SAIF.

The long anticipated one-time special assessment became due when President Clinton signed the Omnibus Appropriations Bill on September 30, 1996, which required institutions insured by the FDICs SAIF to pay 65.7 cents for every $100 of deposits held on March 31, 1995.

Net Interest Income. For the three months ended September 30, 1996, net interest income increased by $245,000, or 39.0%, to $874,000 from $628,000 for the three months ended September 30, 1995. The increase reflected an increase of $83,000 in interest income and a decrease of $162,000 in interest expense to $940,000 from $1.1 million. The increase in interest income reflected increased balances of loans receivable, primarily adjustable rate mortgage loans originated in fiscal 1996 and construction lending on single-family residences. Interest expense decreased by $162,000, or 14.7%, as a result of decreased balances of deposits and FHLB advances and a reduction in interest rates paid of approximately 50 basis points.

Provision for Loan Losses. During the three months ended September 30, 1996, the Bank charged $18,000 against earnings as a provision for loan losses compared to a provision of $61,000 for the three months ended September 30, 1995. The decrease in provision for loan losses is a result of stabilizing levels of construction lending compared to significant increases in construction lending during 1995. This charge resulted in an allowance for loan losses of $400,000, or .49% of loans receivable, net at September 30, 1996, compared to $388,000, or .49% of loans receivable, net at June 30, 1996. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in managements view, recognizes the changing composition of the Banks loan portfolio and the inherent risk associated with different types of loans.

Management will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Noninterest Income. For the three months ended September 30, 1996, noninterest income decreased $20,000 to $153,000 from $173,000 for the prior year period primarily due to a decrease in gains on the sale of loans of $13,000, to $48,000 for the three months ended September 30, 1996 compared to $61,000 for the three months ended September 30, 1995. The decrease is a result of a lower volume of loans sold in the current period

Noninterest Expense. Noninterest expense increased by $489,000 to $1.0 million for the three months ended September 30, 1996 from $557,000 for the three months ended September 30, 1996. Of this increase, $441,000 was attributable to the one-time special SAIF assessment.

NONPERFORMING ASSETS
--------------------

On September 30, 1996, nonperforming assets were $656,000 compared to $655,000 on June 30, 1996. The balance of the Banks allowance for loan losses was $400,000, or 61% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Banks regulatory capital requirements versus actual capital as of September 30, 1996:

                                       Actual              Required              Excess
                                   amount/percent       amount/percent       amount/percent
                                   ---------------      ---------------     ----------------
                                                    (dollars in thousands)
     Tangible                     $12,113   13.10%       $ 1,387    1.50%   $ 10,726    11.60%
     Core leverage capital         12,113   13.10          2,774    3.00       9,339    10.10
     Risk-based capital            12,197   17.69          5,517    8.00       6,680     9.69

LIQUIDITY
---------

The Banks principal sources of funds are deposits, principal and interest payments on loans, deposits in other insured institutions and investment securities classified as available-for-sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the FHLB of Des Moines by utilizing numerous available products to meet funding needs.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at September 30, 1996 and June 30, 1996 were 7.82% and 7.50%, respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB to meet demand in accordance with the Banks growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

Subsequent to September 30, 1996, the Bank borrowed $4.0 million from CBES Bancorp, Inc. Proceeds from the loan were used to pay down borrowings from the FHLB.

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1996 and 1995 were $7,982,000 and $4,477,000, respectively. The increase was primarily due to a portion of the proceeds of the sale of common stock which were invested in a money market demand account.

Net cash provided by operating activities decreased to $198,000 at September 30, 1996 from $1.1 million at September 30, 1995. The decrease was mainly due to a decrease in proceeds from the sale of loans to $3.6 million for the three months ended September 30, 1996 from $4.2 million for the three months ended September 30, 1995.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The holding company and the Bank are not involved in any pending legal proceedings incident to the business of the holding company and the Bank, which involve amounts in the aggregate which management believes are material to the financial condition and results of operation.

Item 2.  Changes in Securities
         ----------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         27 - Financial Data Schedule

                                  SIGNATURES
                                  ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CBES BANCORP, INC.
                                              ------------------
                                                 (Registrant)


                               Date:            November 14, 1996
                                      -------------------------------------

                               By:          /s/ Larry E. Hermreck
                                      -------------------------------------
                                                Larry E. Hermreck
                                      Chief Executive Officer and Secretary
                                           (Duly Authorized Officer)


                               Date:            November 14, 1996
                                      -------------------------------------

                               By:          /s/ Dennis D. Hartman
                                      -------------------------------------
                                                Dennis D. Hartman
                                      Controller and Chief Financial Officer
                                           (Principal Financial Officer)