Form 10QSB/A
period 1996-09-30
CBES BANCORP INC
filed 1996-11-15
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                FORM 10-QSB/A*
                                Amendment No. 1


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




* The purpose of the amended filing is to correct the alignment of the consolidated statements of financial condition.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      SEPTEMBER 30, 1996 AND JUNE 30,1996

                                                                                September 30,       June 30,
                                   Assets                                           1996              1996
                                   ------                                           ----              ----
                                                                                 (unaudited)
Cash                                                                            $    693,501           683,769
Interest-bearing deposits in other financial institutions                          7,288,841         2,775,590
Investment securities available-for-sale (amortized cost of $2,001,875
     and $2,002,250, respectively)                                                  1993,437          1974,500
Investment securities held-to-maturity                                               100,000           100,000
Mortgage-backed securities-to-maturity (estimated fair value of
     $380,779 and $392,162, respectively)                                            387,449           400,394
Loans held-for-sale, net                                                              92,000           366,000
Loans receivable, net                                                             81,379,680        79,043,759
Accrued interest receivable:
     Loans receivable                                                                620,097           597,484
     Investment securities                                                            17,664            25,178
     Mortgage-backed securities                                                        3,037             3,175
Stock in Federal Home Loans Bank (FHLB), at cost                                     810,700           810,700
Office property and equipment, net                                                 1,276,674         1,272,907
Deferred income tax benefit                                                           -                 23,000
Cash surrender value of life insurance and other assets                            2,053,056         1,753,504
                                                                                ------------        ----------
             Total assets                                                       $ 96,716,136        89,829,960
                                                                                ============        ==========


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