Form 10QSB
period 1996-12-31
CBES BANCORP INC
filed 1997-02-13
CIK 1017308

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                           FORM 10-QSB

                            (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from -------- to --------

              Commission file number 0-21163


                        CBES BANCORP,INC.
                   ---------------------------
(Exact name of small business issuer as specified in its charter)


                  Delaware           43-1753244
        -------------------------------------------------
  (State or other jurisdiction of incorporation or organization)
                (IRS Employer Identification No.)


      1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
 ---------------------------------------------------------------
             (Address of principal executive offices)


                          (816 630-6711)
                     ------------------------
                   (Issuer's telephone number)


                          Not Applicable
                ----------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes / x /   No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

         Class                    Outstanding at February 5, 1997
    ---------------               -------------------------------
Common stock, .01 par value                      1,024,958

                CBES BANCORP,INC. AND SUBSIDIARIES

                        Table of Contents


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements:

Consolidated Statements of Financial Condition at
 December 31, 1996 and June 30, 1996.....................1

Consolidated Statements of Earnings for the three months and six months ended December 31, 1996 and 1995..2

Consolidated Statements of Stockholders' Equity for
 the six months ended December 31, 1996..................3

Consolidated Statements of Cash Flows for the six
 months ended December 31, 1996 and 1995.................4

Notes to Consolidated Financial Statements...............5

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations.......................7

PART II - OTHER INFORMATION................................13

SIGNATURES.................................................14


                CBES BANCORP,INC. AND SUBSIDIARIES
          Consolidated Statements of Financial Condition
               December 31, 1996 and June 30, 1996


                                                     December 31,   June 30,
                                                         1996         1996
Assets                                               (unaudited)
-------                                              ------------   ---------


Cash                                                 $  761,357       683,769
Interest-bearing deposits in other financial
  institutions                                        2,210,382     2,775,590
Investment securities available-for-sale
  (amortized cost of $1,001,500 and
  $2,002,250 respectively)                              996,000     1,974,500
Investment securities held-to-maturity                  100,000       100,000
Mortgage-backed securities held-to-maturity
  (estimated fair value of $354,663 and
  $392,162 respectively)                                357,648       400,394
Loans held-for-sale, net                                198,975       366,000
Loans receivable, net                                82,682,532    79,043,759
Accrued interest receivable:
    Loans receivable                                    604,502       597,484
    Investment securities                                19,703        25,178
    Mortgage-backed securities                            3,157         3,175
Real Estate Owned                                        18,110            -
Stock in Federal Home Loan Bank (FHLB), at cost         810,700       810,700
Office property and equipment, net                    1,257,198     1,272,907
Deferred income tax benefit                               -            23,000
Cash surrender value of life insurance and other
  assets                                              1,651,325     1,753,504
                                                     ----------     ---------
              Total assets                           91,671,589    89,829,960
                                                     ----------    ----------
                                                     ----------    ----------

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
    Deposits                                         64,784,052    68,169,560
    FHLB advances and other borrowings                8,500,000    12,000,000
    Accrued expenses and other liabilities              369,129       525,177
    Accrued interest payable on deposits                 90,319       111,227
    Advance payments by borrowers for property
      taxes and insurance                               252,295       691,797
    Current income taxes payable                        348,656       266,309
    Deferred income taxes                                10,561           -
                                                     ----------    ----------
              Total liabilities                      74,355,012    81,764,070
                                                     ----------    ----------
                                                     ----------    ----------

Stockholders' equity:
    Preferred stock, $.01 par, 500,000 shares
      authorized, none issued or outstanding                  -           -
    Common stock, $.01 par; 3,500,000 shares
      authorized, 1,024,958 shares issued
      and outstanding                                    10,250           -
    Additional paid-in capital                        9,736,440           -
    Retained earnings, substantially restricted       8,365,847     8,082,540
    Unrealized losses on available-for-sale
      securities, net of tax                            (2,400)      (16,650)
    Unearned employee benefits                        (793,560)           -
                                                     ----------    ----------
              Total stockholders' equity             17,316,577     8,065,890
                                                     ----------    ----------
              Total liabilities and stockholders'
                equity                               91,671,589    89,829,960
                                                     ----------    ----------
                                                     ----------    ----------

See accompanying notes to unaudited consolidated financial statements.


                CBES BANCORP,INC. AND SUBSIDIARIES

               Consolidated Statements of Earnings

                           (Unaudited)


                                 Three Months Ended          Six Months Ended
                                    December 31                 December 31
                              -----------------------      ---------------------
                              1996              1995        1996            1995
                              -----------------------      ---------------------

Interest income:
  Loans receivable           $ 1,773,371   1,625,324       3,520,745   3,196,795
  Mortgage-backed securities       5,688      44,548          11,633     112,451
  Investment securities           15,696      22,360          42,462      62,396
  Loans held-for-sale              9,754      19,675          23,435      50,315
  Other                           15,938      22,788          36,339      44,012
                             -----------   ---------       ---------   ---------
      Total interest income    1,820,447   1,734,695       3,634,614   3,465,969
                             -----------   ---------       ---------   ---------

Interest expense:
  Deposits                       729,842     833,169       1,490,897   1,682,998
  FHLB advances                   91,264     207,841         270,698     460,897

                             -----------   ---------       ---------   ---------
      Total interest expense     821,106   1,041,010       1,761,595   2,143,895
                             -----------   ---------       ---------   ---------

      Net interest income        999,341     693,656       1,873,019   1,322,074

Provision for loan losses         13,934      54,707          32,273     115,577
                             -----------   ---------       ---------   ---------
   Net interest income after
   provision for loan losses     985,407     638,978       1,840,746   1,206,497
                             -----------   ---------       ---------   ---------

Noninterest income:
  Gain on sale of loans, net      38,992      50,958          87,370     112,083
  Customer service charges        55,305      49,684         107,166      99,628
  Loan servicing fees             20,684      19,910          41,477      48,502
  Net realized gain on sale of
   investment and mortgage-backed
   securities available-for-sale    -         49,629            -         54,205
  Other                           28,679      25,715          60,898      54,699
                             -----------   ---------       ---------   ---------
   Total noninterest income      143,660     195,896         296,911     369,117
                             -----------   ---------       ---------   ---------

Noninterest expense:
  Compensation and benefits      351,130     292,172         658,197     579,033
  Office property and equipment   76,287      67,715         147,432     136,077
  Data processing                 38,768      40,905          84,269      82,657
  Federal insurance premiums      18,874      39,635         511,143      78,226
  Advertising                     24,460      19,084          34,072      31,429
  Real estate owned and
    repossessed assets             2,441       2,349           9,319       5,649
  Other                          126,850     105,938         239,689     211,476
                             -----------   ---------       ---------   ---------
   Total noninterest expense     638,810     567,798       1,684,121   1,124,547
                             -----------   ---------       ---------   ---------

      Earnings before income
      taxes                      490,257     267,076         453,536     451,067

Income tax expense               189,149     112,608         170,229     153,000
                             -----------   ---------       ---------   ---------
      Net earnings           $   301,108     154,468         283,307     298,067
                             -----------   ---------       ---------   ---------
                             -----------   ---------       ---------   ---------

Pro forma earnings per share $       .32        -                .30        -
                             -----------   ---------       ---------   ---------
                             -----------   ---------       ---------   ---------

Average common and common equivalent
 shares outstanding              944,282        -            943,622        -
                             -----------   ---------       ---------   ---------
                             -----------   ---------       ---------   ---------


See accompanying notes to unaudited consolidated financial statements.

PAGE

                CBES BANCORP,INC. AND SUBSIDIARIES

          Consolidated Statement of Stockholders' Equity

            For the six months ended December 31, 1996
                           (Unaudited)

                                                                                                 Unearned
                                                                                       Net       employee
                                                              Additional            unrealized     stock      Total
                                        Outstanding   Common   paid-in   Retained   gain (loss)  ownership stockholders'
                                           shares      stock   capital   earnings  on securities  shares      equity
                                        -----------   ------  ---------  --------  -----------  ---------- ----------

Balance at June 30, 1996                         -       -       -      8,082,540    (16,650)       -       8,065,890

Sale of stock                             1,024,958   10,250 9,726,830     -           -       (819,960)    8,917,120

Net earnings                                     -       -       -        283,307      -            -         283,307
Change in unrealized loss
 on securities available-
 for-sale, net of tax                            -       -       -         -           14,250       -          14,250

Allocation of ESOP shares                        -       -       9,610                            26,400       36,010
                                          --------    ------ ---------  ---------    --------  ---------   ----------

Balance at
December 31, 1996                         1,024,958   10,250 9,736,440  8,356,847     (2,400)  (793,560)   17,316,577
                                          --------    ------ ---------  ---------    --------  ---------   ----------
                                          --------    ------ ---------  ---------    --------  ---------   ----------


See accompanying notes to unaudited consolidated financial statements.

PAGE

                CBES BANCORP,INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

       For the six months ended December 31, 1996 and 1995
                           (Unaudited)


                                                             1996         1995
                                                      -----------      -------
Cash flows from operating activities:
 Net earnings                                        $    283,307      298,067
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Provision for loan losses                                32,273      115,577
  Depreciation                                             71,859       63,542
  Allocation of ESOP shares                                36,010         -
  Net realized gain on sale of securities
   available-for-sale                                        -        (54,205)
   Proceeds from sale of loans held for sale            6,423,880    8,057,083
   Originations of loans held for sale                (6,169,485)  (6,618,592)
   Gain on sale of loans, net                            (87,370)    (112,083)
   Premium amortization and accretion of discounts
    and deferred loan fees                              (160,540)    (144,364)
   Deferred income taxes                                   24,061         -
   Changes in assets and liabilities:
    Accrued interest receivable                           (1,525)     (17,003)
    Other assets                                          102,179       20,705
    Accrued expenses and other liabilities              (156,048)     (56,828)
    Accrued interest payable on deposits                 (20,908)        9,181
    Current income taxes payable                           82,347      171,605
                                                     ------------ ------------
     Net cash provided by operating activities            460,040    1,732,685
                                                     ------------ ------------

Cash flows from investing activities:
 Net (increase) decrease in loans receivable          (3,526,800)    1,302,260
 Purchase FHLB Stock                                         -        (16,000)
 Proceeds from sales of securities available-for-sale        -       4,046,846
 Mortgage-backed securities principal repayments           43,180      312,559
 Maturing securities                                    1,000,000         -
 Purchase of office property equipment                   (56,150)     (39,531)
                                                     ------------ ------------
  Net cash (used in) provided by investing
   activities                                        $(2,539,770)    5,606,134
                                                     ------------ ------------


Cash flows from financing activities:
 Decrease in deposits                                $(3,385,508)    (264,628)
 Proceeds from FHLB advances                           16,500,000   12,400,000
 Repayments of FHLB advances                         (20,000,000) (19,276,915)
 Increase in advance payments by borrowers for
  property taxes and insurance                          (439,502)    (476,366)
   Issuance of common stock, net of issuance costs
    of $512,500                                         8,917,120         -
                                                     ------------ ------------
     Net cash provided by (used in) financing
      activities                                        1,592,110  (7,617,909)
                                                     ------------ ------------

     Net decrease in cash and cash equivalents          (487,620)    (279,090)

Cash and cash equivalents at the beginning of
 the period                                             3,459,359    3,073,710
                                                     ------------ ------------
Cash and cash equivalents at the end of the period   $  2,971,739    2,794,620
                                                     ------------ ------------
                                                     ------------ ------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes        $     63,821         -
                                                     ------------ ------------
                                                     ------------ ------------

 Cash paid during the period for interest            $  1,782,503    2,138,769
                                                     ------------ ------------
                                                     ------------ ------------



See accompanying notes to unaudited consolidated financial statements.


                CBES BANCORP,INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                           (Unaudited)

                        December 31, 1996


(1)      CBES Bancorp,Inc. and Subsidiaries
         ----------------------------------

CBES Bancorp, Inc. (the Company) was incorporated under the laws of the state of Delaware for the purpose of becoming the savings and loan holding company of Community Bank of Excelsior Springs, a Savings Bank (the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On August 12, 1996, the Company commenced a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the Offering). The Offering was consummated and the Company acquired the Bank on September 27, 1996. The Company had no assets prior to the conversion and acquisition on September 27, 1996.

The accompanying consolidated financial statements as of and for the three months and six months ended December 31, 1996 include the accounts of the Company and the Bank. The accompanying consolidated statements of financial condition as of June 30, 1996, and the statement of earnings and cash flows for the three months and the six months ended December 31, 1995, are of the Bank.

(2)      Basis of Preparation
         --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month and six month periods ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The June 30, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(3)      Pro Forma Earnings Per Share
         ----------------------------

On September 27, 1996, 1,024,958 shares of the Company's stock
were issued,     including 81,996  shares issued to the ESOP.
Pro forma earnings per share amounts for the three month and six month period ended December 31, 1996 are based upon the shares outstanding at December 31, 1996, as though those shares were outstanding for the entire period, exclusive of the shares
unallocated by the ESOP.   The computation does not reflect the
pro forma effects of the investment income that would have been earned had the net proceeds from the conversion been received at the beginning of the three or six month period.

(4)      Stockholders' Equity and Stock Conversion
         -----------------------------------------

The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Bank's members on September 19, 1996. The conversion was effective on September 27, 1996 and resulted in the issuance of 1,024,958 shares of common stock (par value $0.01) at $10.00 per share for a gross sales price of $10,249,580. Costs related to conversion (primarily underwriters' commissions, printing, and professional fees) aggregated $513,000 and were deducted to arrive at the net proceeds of $9,737,000. The Company established an employee stock ownership trust which purchased 81,996 shares of common stock of the Company at the issuance price of $10.00 per share with funds borrowed from the holding company.

(5)      Employee Stock Ownership Plan
         -----------------------------

All employees meeting age and service requirements are eligible to participate in an ESOP established on September 27, 1996. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. The ESOP purchased 81,996 shares in the Bank's conversion. The ESOP expense for the three months ended December 31, 1996 was $36,010.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp,Inc. and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (collectively the Bank) at December 31, 1996 to the financial condition at June 30, 1996, its fiscal year-end, and the results of operations for the three months and six months ended December 31, 1996, with the same periods in 1995. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

General
-------

CBES Bancorp,Inc. was organized as a Delaware corporation in June 1996 to acquire all of the capital stock issued by Community Bank of Excelsior Springs, a Savings Bank upon its conversion from the mutual to stock form of ownership. Community Bank of Excelsior Springs, a Savings Bank was founded in 1931 as a Missouri chartered savings and loan association located in Excelsior Springs, Missouri. In 1995, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank.

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch office located in Kearney, Clay County, Missouri. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the community it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two insurance funds administered by the FDIC. In the third calendar quarter of 1995, the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the

BIF achieving its statutory reserve ratio. The reduced premium created a significant disparity in deposit insurance expense causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996 provided for a one-time special assessment of .657% of the Bank's SAIF insured deposits at March 31, 1995. The purpose of the assessment is to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank charged $441,000 against earnings for the quarter ended September 30, 1996. Although the special one-time assessment significantly increased noninterest expense for the quarter, the anticipated reduction in the premium schedule will reduce the Bank's federal insurance premiums for the future periods.

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

Financial Condition
-------------------

Total assets increased $1.8 million, or 2.0%, to $91.6 at December 31, 1996 from $89.8 million at June 30, 1996. This was primarily due to the proceeds from the sale of CBES Bancorp, Inc. common stock, which generated net proceeds of $8,917,000, reduced by $3.5 million, to pay down FHLB advances, and a reduction in deposits of $3.4 million.

Loans receivable, net increased by $3.6 million, or 4.6%, to $82.7 million at December 31, 1996 from $79.0 million at June 30,
1996 due to increases in one-to-four family portfolio loans of $1.4 million and an increase in construction loans of $2.2 million.

Deposits decreased $3.4 million, or 5.0%, to $64.8 million at December 31, 1996 from $68.2 million at June 30, 1996. The decrease in deposits is principally attributable to $1.8 million of Bank depositors' investment in common stock of CBES Bancorp, Inc. and $1.1 million in maturing certificates of deposit being withdrawn by depositors.

FHLB advances decreased $3.5 million, or 29.2%, to $8.5 million at December 31, 1996 from $12.0 million at June 30, 1996. The decrease is primarily due to $4.0 million of the net proceeds from the sale of CBES Bancorp, Inc. common stock being used to pay down FHLB advances.

Total equity increased $9.2 million, or 114.7%, to $17.3 million at December 31, 1996 primarily due to the sale of 1,024,958 common shares at an initial offering price of $10 per share less the establishment of the Company's $820,000 ESOP plan and conversion-related costs of
$513,000.

Comparison of Operating Results for the Three Months Ended
December 31, 1996 and 1995

Performance Summary. In the quarter ended December 31, 1996, the Company had net earnings of $301,000 compared to net earnings of $154,000 for the quarter ended December 31, 1995. The increase in earnings was primarily due to an increase in interest income of $86,000, a decrease in interest expense of $220,000, offset by an increase in compensation of $59,000, and decrease in gain on sale of mortgage-backed securities of $50,000.

Net Interest Income. For the three months ended December 31, 1996, net interest income increased by $306,000, or 44.1%, to $999,000 from $694,000 for the three months ended December 31, 1995. The increase reflected an increase of $86,000 in interest income and a decrease of $220,000 in interest expense to $821,000 from $1,041,000. The increase in interest income reflected increased average balances of loans receivable, primarily fixed rate mortgage loans and construction lending on single-family residences, and an increase in adjustable rate mortgage loans rates. Interest expense decreased by $220,000, or 21.1%, as a result of decreased balances of certificate of deposit accounts, and a decrease in balances and rates of FHLB Advances.

Provision for Loan Losses. During the three months ended December 31, 1996, the Bank charged $14,000 against earnings as a provision for loan losses compared to a provision of $55,000 for the three months ended December 31, 1995. The decrease in provision for loan losses is a result of stabilizing levels of construction lending compared to significant increases in construction lending during 1995. This charge resulted in an allowance for loan losses of $408,000 or .49% of loans receivable, net at December 31, 1996 compared to $400,000, or
 .49% of loans receivable, net at September 30, 1996. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended December 31, 1996, noninterest income decreased $52,000 to $144,000 from $196,000 for the prior year period primarily due to a decrease in the net realized gain on sale of investment and mortgage-backed securities available-for-sale of $50,000 during the three months ended December 31, 1995. There were no sales during the three months ended December 31, 1996.

Non-Interest Expense. Noninterest expense increased by $71,000 to $639,000 for the three months ended December 31, 1996 from $568,000 for the three months ended December 31, 1995. Of this increase, $59,000 was attributable to compensation, principally expense associated with the ESOP plan.

Comparison of Operating Results for the Six Months Ended December
31, 1996 and 1995

Performance Summary. In the six months ended December 31, 1996, the Company had net income of $283,000 compared to net earnings of $298,000 for the six months ended December 31, 1995. The decrease in earnings was primarily due to the payment of a one-time special assessment in the amount of $441,000 to recapitalize SAIF, and a $79,000 increase in compensation expense, offset by an increase in net interest income of $551,000, a decrease in the provision for loan loss of $83,000, and a decrease in income taxes of $17,000.

Net Interest Income. For the six months ended December 31, 1996, net interest income increased by $551,000, or 41.7%, to $1,873,000 from $1,322,000 for the six months ended December 31, 1995. The increase reflected an increase of $169,000 in interest income and a decrease of $382,000 in interest expense. The increase in interest income reflected increased average balances of loans receivable, primarily fixed rate mortgage loans and construction lending on single-family residences, and an increase in adjustable rate mortgage loans rates, offset by a decrease in interest income due to the sales of mortgage-backed securities. Interest expense decreased by $382,000, or 17.84%, as a result of decreased balances in certificate of deposit accounts, and a decrease in balances and rates of FHLB Advances.

Provision for Loan Losses. During the six months ended December 31, 1996, the Bank charged $32,000 against earnings as a provision for loan losses compared to a provision of $116,000 for the six months ended December 31, 1995. The decrease in provision for loan losses is a result of stabilizing levels of construction lending compared to significant increases in construction lending during 1995. This charge resulted in an allowance for loan losses of $408,000 or .49% of loans receivable, net at December 31, 1996 compared to $388,000, or
 .49% of loans receivable, net at June 30, 1996. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

Noninterest Income. For the six months ended December 31, 1996, noninterest income decreased $72,000 to $297,000 from $369,000 for the prior year period primarily due to a decrease in the net realized gain on sale of investment and mortgage-backed securities available-for-sale of $55,000 during the six months ended December 31, 1995. There were no sales during the six months ended December 31, 1996.

Noninterest Expense. Noninterest expense increased by $560,000 to $1,684,000 for the six months ended December 31, 1996 from $1,125,000 for the six months ended December 31, 1995. Of this increase $441,000 was attributable to the one-time special SAIF assessment, and $79,000 was attributable to compensation, due to general wage increases and adoption of the ESOP plan.

Nonperforming Assets
-------------------

On December 31, 1996, nonperforming assets were $628,000 compared to $655,000 on June 30, 1996. The balance of the Bank's allowance for loan losses was $408,000 or 65.0% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1996:

                           Actual           Required          Excess
                       amount/percent     amount/percent  amount/percent
                      ---------------     --------------  --------------
                                     (Dollars in thousands)

Tangible               $12,423  13.54%    $1,376   1.50%  $11,047  12.04%
Core leverage capital   12,423  13.54%     2,752   3.00%    9,671  10.54%
Risk-based capital      12,659  17.70%     5,720   8.00%    6,939   9.70%


Liquidity
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, deposits in other insured institutions and investment securities classified as available-for-sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at December 31, 1996 and June 30, 1996 were 5.50% and 7.50%, respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

During the six months ended December 31, 1996, the Bank used proceeds from the stock offering to repay obligations of the
Federal Home Loan Bank.   Given the current strong loan demand,
it may be necessary for the Bank to continue to use advances.

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at December 31, 1996 and 1995 were $2,971,739 and $2,794,620 respectively.

Cash flows from operating activities. Net cash provided by operating activities decreased to $460,000 for the six months ended December 31, 1996 from $1,733,000 for the six months ended December 31, 1995. The decrease was mainly due to a decrease in proceeds from the sale of loans to $6.4 million for the six months ended December 31, 1996 from $8.1 million for the six months ended December 31, 1995, offset by a decrease in originations of loans held for sale to $6.2 million for the six months ended December 31, 1996 from $6.6 million for the six months ended December 31, 1995.

Cash flows from investing activities. Net cash used in investing activities was $2.5 million during the six months ended December 31, 1996 compared to $5.6 million provided by investing activities during the same period in 1995. The change was mainly due to an increase in loans receivable of $3.5 million during the six months ended 1996 from a $1.3 million decrease during the 1995 period and due to the proceeds from sale of securities available for sale of $4.0 million during 1995, offset by maturing securities of $1.0 million during the six months ended December 31, 1996.

Cash flows from financing activities. Net cash provided by financing activities was $1.6 million for the six months ended December 31, 1996 compared to a use of $7.6 million during the same period in 1995. The increase in financing activities is primarily due to the issuance of common stock of $8.9 million and reduction in the repayment of FHLB advances during the comparable periods of $3.4 million, offset by a reduction in deposits of $3.4 million during the six months ended December 31, 1996 compared to a $265,000 reduction during the same period in 1995.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The holding company and the Bank are not involved in any pending legal proceedings incident to the business of the holding company and the Bank, which involve amounts in the aggregate which management believes are material to the financial condition and results of operation.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         27-Financial Data Schedule

                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CBES Bancorp, Inc. and Subsidiaries
                     --------------------------------------------
                                            (Registrant)


                     Date:   February 10, 1997
                             ------------------------------------

                     By:     /s/ Larry E. Hermreck
                             ------------------------------------
                             Larry E. Hermreck, Chief Executive
                             Officer and Secretary
                             (Duly Authorized Officer)


                     Date:   February 10, 1997
                             ------------------------------------

                     By:     /s/ Dennis D. Hartman
                             ------------------------------------
                             Dennis D. Hartman, Controller and
                             Chief Financial Officer
                             (Principal Financial Officer)

PAGE