Form 10QSB
period 1997-03-31
CBES BANCORP INC
filed 1997-05-14
CIK 1017308

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                           FORM 10-QSB

                           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ------- to -------

                 Commission file number 0-21163


                        CBES BANCORP,INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                  Delaware           43-1753244
-----------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)
                (IRS Employer Identification No.)


      1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
            (Address of principal executive offices)

                         (816 630-6711)
                   (Issuer's telephone number)


                         Not Applicable
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           Class                       Outstanding at May 9, 1997
-----------------------------------------------------------------
Common stock, .01 par value                      1,024,958

               CBES BANCORP,INC. AND SUBSIDIARIES
                        Table of Contents


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements:

Consolidated Statements of Financial Condition at
 March 31, 1997 (unaudited) and June 30,1996                1

Consolidated Statements of Earnings for the three
months and nine months ended March 31, 1997 and
1996 (unaudited)                                            2

Consolidated Statements of Stockholders' Equity for
the nine months ended March 31, 1997 (unaudited)            3

Consolidated Statements of Cash Flows for the nine
months ended March 31, 1997 and 1996 (unaudited)            4

Notes to Consolidated Financial Statements (unaudited)      5


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 7

PART II - OTHER INFORMATION                                 13

SIGNATURES                                                  14


               CBES BANCORP,INC. AND SUBSIDIARIES
         Consolidated Statements of Financial Condition
                March 31, 1997 and June 30, 1996


                                                                       March 31,     June 30,
Assets                                                                   1997          1996
                                                                             (unaudited)

Cash                                                               $    635,549         683,769
Interest-bearing deposits in other financial institutions             3,396,271       2,775,590
Investment securities available-for-sale (amortized cost of
    $1,001,125 and $2,002,250 respectively)                             994,180       1,974,500
Investment securities held-to-maturity                                  100,000         100,000
Mortgage-backed securities held-to-maturity (estimated fair value
    of $206,008 and $392,162 respectively)                              206,300         400,394
Loans held-for-sale, net                                                299,600         366,000
Loans receivable, net                                                85,193,320      79,043,759
Accrued interest receivable:
    Loans receivable                                                    673,857         597,484
    Investment securities                                                 6,496          25,178
    Mortgage-backed securities                                            2,024           3,175
Real Estate Owned                                                        19,671            -
Stock in Federal Home Loan Bank (FHLB), at cost                         810,700         810,700
Office property and equipment, net                                    1,241,927       1,272,907
Deferred income tax benefit                                                -             23,000
Cash surrender value of life insurance and other assets               1,639,385       1,753,504
              Total assets                                         $ 95,219,280      89,829,960


Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                                       $ 70,989,366      68,169,560
    FHLB advances and other borrowings                                5,000,000      12,000,000
    Accrued expenses and other liabilities                              632,219         525,177
    Accrued interest payable on deposits                                116,384         111,227
    Advance payments by borrowers for property taxes and insurance      461,164         691,797
    Current income taxes payable                                        497,782         266,309
    Deferred income taxes                                                12,739            -
              Total liabilities                                      77,709,654      81,764,070

Stockholders' equity:
    Preferred stock, $.01 par, 500,000 shares authorized, none
       issued or outstanding                                               -               -
    Common stock, $.01 par; 3,500,000 shares authorized, 1,024,958
       shares issued and outstanding                                     10,250            -
    Additional paid-in capital                                        9,751,523            -
    Retained earnings, substantially restricted                       8,520,080       8,082,540
    Unrealized losses on available-for-sale securities, net of tax       (4,167)        (16,650)
    Unearned employee benefits                                         (768,060)           -
              Total stockholders' equity                             17,509,626       8,065,890
              Total liabilities and stockholders' equity           $ 95,219,280      89,829,960


See accompanying notes to unaudited consolidated financial statements.

               CBES BANCORP,INC. AND SUBSIDIARIES
               Consolidated Statements of Earnings
                           (Unaudited)


                                           Three Months Ended          Nine Months Ended
                                                 March 31                    March 31
                                             1997        1996            1997        1996

Interest income:
    Loans receivable                     $ 1,855,820   1,614,261       5,376,565   4,811,056
    Mortgage-backed securities                 3,955      16,810          15,588     129,261
    Investment securities                     12,331      16,011          54,793      78,407
    Loans held-for-sale                      (44,581)      1,316         (21,146)     51,631
    Other                                     29,972      16,493          66,311      60,505
          Total interest income            1,857,497   1,664,891       5,492,111   5,130,860

Interest expense:
    Deposits                                 760,454     801,981       2,251,351   2,484,979
    FHLB advances                             98,914     143,344         369,612     604,241
          Total interest expense             859,368     945,325       2,620,963   3,089,220

          Net interest income                998,129     719,566       2,871,148   2,041,640

Provision for loan losses                     18,627      72,764          50,900     188,341
          Net interest income after
           provision for loan losses         979,502     646,802       2,820,248   1,853,299

Noninterest income:
    Gain on sale of loans, net                38,223      27,194         125,593     139,277
    Customer service charges                  49,364      47,418         156,530     147,046
    Loan servicing fees                       39,316      23,043          80,793      71,545
    Net realized gain on sale of investment
      and mortgage-backed securities
      available-for-sale                        -           -               -         54,205
    Other                                     34,681      38,323          95,579      93,022
          Total noninterest income           161,584     135,978         458,495     505,095

Noninterest expense:
    Compensation and benefits                396,373     335,824       1,054,570     914,857
    Office property and equipment             72,342      65,248         219,774     201,325
    Data processing                           40,445      45,589         124,714     128,246
    Federal insurance premiums                10,904      39,832         522,047     118,058
    Advertising                               17,472      19,213          51,544      50,642
    Real estate owned and repossessed
      assets                                   3,888       5,755          13,207      11,404
    Other                                    164,422     125,252         404,111     336,733
          Total noninterest expense          705,846     636,713       2,389,967   1,761,265

          Earnings before income
           taxes                             435,240     146,067         888,776     597,129

Income tax expense                           178,511      54,098         348,740     207,098
          Net earnings                   $   256,729      91,969         540,036     390,031

Pro forma earnings per share             $       .27        -                .57        -


Average common and common equivalent
 shares outstanding                          946,877        -            944,707        -


See accompanying notes to unaudited consolidated financial statements.

               CBES BANCORP,INC. AND SUBSIDIARIES
         Consolidated Statement of Stockholders' Equity
            For the nine months ended March 31, 1997
                           (Unaudited)

                                                                          Unearned
                                                                Net       employee
                                       Additional            unrealized     stock       Total
                    Outstanding Common  paid-in   Retained   gain (loss)  ownership stockholders'
                  shares    stock  capital   earnings  on securities  shares      equity

Balance at June 30, 1996       -     $   -       -     8,082,540    (16,650)       -        8,065,890

Sale of stock              1,024,958   10,250 9,726,830     -           -       (819,960)    8,917,120

Net earnings                    -         -         -     540,036       -           -          540,036
Dividends declared             -         -         -    (102,496)      -           -         (102,496)
 ($.10 per share payable
   April 10, 1997)

Change in unrealized loss
 on securities available-
 for-sale, net of tax           -         -         -        -        12,483        -           12,483

Allocation of ESOP shares       -         -       24,693                           51,900       76,593
Balance at
March 31, 1997             1,024,958 $ 10,250 9,751,523 8,520,080     (4,167)    (768,060) 17,509,626

See accompanying notes to unaudited consolidated financial statements.

               CBES BANCORP,INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
        For the nine months ended March 31, 1997 and 1996
                           (Unaudited)


                                                  1997      1996
Cash flows from operating activities:
   Net earnings                                                    $     540,036        390,031
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                          50,900        188,341
       Depreciation                                                      109,545         95,862
       Allocation of ESOP shares                                          76,593           -
       Net realized gain on sale of securities available-for-sale           -           (54,205)
       Proceeds from sale of loans held for sale                       8,915,671     12,700,276
       Originations of loans held for sale                            (8,723,678)   (12,021,352)
       Gain on sale of loans, net                                       (125,593)      (139,277)
       Premium amortization and accretion of discounts and
          deferred loan fees                                            (245,616)      (191,488)
       Deferred income taxes (benefit)                                    27,417         (4,850)
       FHLB Stock dividends                                                 -           (16,000)
       Changes in assets and liabilities:
         Accrued interest receivable                                     (56,540)        (8,041)
         Other assets                                                    114,119        (21,663)
         Accrued expenses and other liabilities                            4,546         39,839
         Accrued interest payable on deposits                              5,157         33,130
         Current income taxes payable                                    231,473        227,002
          Net cash provided by operating activities                      924,030      1,217,605


Cash flows from investing activities:
   Net (increase) decrease in loans receivable                        (5,971,792)     1,072,414
   Proceeds from sales of securities available-for-sale                     -         4,046,846
   Mortgage-backed securities principal repayments                       192,495        405,676
   Maturing securities                                                 1,000,000           -
   Purchase of office property equipment                                 (78,565)       (93,955)
          Net cash (used in) provided by investing activities      $  (4,857,862)     5,430,981


Cash flows from financing activities:
   Increase (decrease) in deposits                                 $   2,819,806       (357,990)
   Proceeds from FHLB advances                                        20,000,000     16,650,000
   Repayments of FHLB advances                                       (27,000,000)   (23,526,915)
   Increase in advance payments by borrowers for property taxes
     and insurance                                                      (230,633)      (402,784)
   Issuance of common stock, net of issuance costs of $512,500         8,917,120           -
          Net cash provided by (used in) financing activities          4,506,293     (7,637,689)

          Net increase (decrease) in cash and cash equivalents           572,461       (989,103)

Cash and cash equivalents at the beginning of the period               3,459,359      3,073,710
Cash and cash equivalents at the end of the period                 $   4,031,820      2,084,607


Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes                   $      89,850        (15,054)

    Cash paid during the period for interest                       $   2,615,806      3,056,090

Supplemental schedule of noncash investing and financing activities:
    Conversion of loans to real estate owned                       $      19,671           -

    Dividends declared and payable April 10, 1997                  $     102,496           -


See accompanying notes to unaudited consolidated financial statements.

               CBES BANCORP,INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)

                         March 31, 1997

(1)      CBES Bancorp,Inc. and Subsidiaries

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

The accompanying consolidated financial statements as of and for the three months and nine months ended March 31, 1997 include the accounts of the Company and the Bank. The accompanying consolidated statements of financial condition as of June 30, 1996, and the statement of earnings and cash flows for the three months and the nine months ended March 31, 1996, are of the Bank.

(2)      Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month and nine month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The June 30, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(3)      Pro Forma Earnings Per Share

On September 27, 1996, 1,024,958 shares of the Company's stock
were issued,     including 81,996  shares issued to the ESOP.
Pro forma earnings per share amounts for the three month and nine month periods ended March 31, 1997 are based upon the shares issued September 27, 1996, exclusive of the shares unallocated by the ESOP, as though those shares were outstanding for the entire
period.   The computation does not reflect the pro forma effects
of the investment income that would have been earned had the net proceeds from the conversion been received at the beginning of the three or nine month period.


                                 (Continued)

(4)      Stockholders' Equity and Stock Conversion

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

(5)      Employee Stock Ownership Plan

All employees meeting age and service requirements are eligible to participate in an ESOP established on September 27, 1996. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. The ESOP purchased 81,996 shares in the Bank's conversion. The ESOP expense for the three months ended December 31, 1996 was $36,010, and for the three months ended March 31, 1997 was $40,583.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp,Inc. and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (collectively the Bank) at March 31, 1997 to the financial condition at June 30, 1996, its fiscal year-end, and the results of operations for the three months and nine months ended March 31, 1997, with the same periods in 1996. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

Congress may consider legislation requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state depository institution by January 1, 1999. In addition, the Company might no longer be regulated as a thrift holding company, but rather as a bank holding company. The Office of Thrift Supervision (OTS) also might be abolished and its functions transferred among the federal banking regulators.

Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

Financial Condition

Total assets increased $5.4 million, or 6.0%, to $95.2 at March 31, 1997 from $89.8 million at June 30, 1996. This was primarily due to the proceeds from the sale of CBES Bancorp, Inc. common stock, which generated net proceeds of $8,917,000, reduced by $7.0 million, to pay down FHLB advances, and an increase in deposits of $2.8 million.

Loans receivable, net increased by $6.1 million, or 7.8%, to $85.2 million at March 31, 1997 from $79.0 million at June 30, 1996 primarily due to increases in one-to-four family portfolio loans of $1.8 million and an increase in construction loans of $3.0 million.

Deposits increased $2.8 million, or 4.1%, to $71.0 million at March 31, 1997 from $68.2 million at June 30, 1996. The increase in deposits is due to $4.6 million in new certificates of deposit, offset by $1.8 million of Bank depositors' investment in common stock of CBES Bancorp, Inc.

FHLB advances decreased $7.0 million, or 58.3%, to $5.0 million at March 31, 1997 from $12.0 million at June 30, 1996. The decrease is primarily due to $4.0 million of the net proceeds from the sale of CBES Bancorp, Inc. common stock, and $4.6 million in new certificates of deposit being used to pay down FHLB advances.

Total equity increased $9.4 million, or 117.1%, to $17.5 million at March 31, 1997 primarily due to the sale of 1,024,958 common shares at an initial offering price of $10 per share less the establishment of the Company's $820,000 ESOP plan and conversion-related costs of $513,000.

Accrued expenses and other liabilities increased $107,000, or 20.39%, to $632,000 at March 31, 1997 primarily due to dividends declared March 27, 1997, payable April 10, 1997, of $102,000.

Comparison of Operating Results for the Three Months Ended March
31, 1997 and 1996

Performance Summary. In the quarter ended March 31, 1997, the Company had net earnings of $257,000 compared to net earnings of $92,000 for the quarter ended March 31, 1996. The increase in earnings was primarily due to an increase in interest income of $193,000, a decrease in interest expense of $86,000, a decrease in provision for loan losses of $54,000, offset by an increase in compensation of $61,000, and an increase in income taxes of $124,000.

Net Interest Income. For the three months ended March 31, 1997, net interest income increased by $279,000, or 38.7%, to $998,000 from $720,000 for the three months ended March 31, 1996. The increase reflected an increase of $193,000 in interest income, to $1.9 million from $1.7 million, and a decrease of $86,000 in interest expense to $859,000 from $945,000. The increase in interest income reflected increased average balances of loans receivable, primarily fixed rate mortgage loans and construction lending on single-family residences, and an increase in adjustable rate mortgage loan rates. Interest expense decreased by $86,000, or 9.1%, as a result of decreased rates on certificate of deposit accounts, and a decrease in balances and rates of FHLB Advances.

Provision for Loan Losses. During the three months ended March 31, 1997, the Bank charged $19,000 against earnings as a provision for loan losses compared to a provision of $73,000 for the three months ended March 31, 1996. The decrease in provision for loan losses is a result of stabilizing levels of construction lending compared to significant increases in construction lending during 1996. This charge resulted in an allowance for loan losses of $420,000 or .49% of loans receivable, net at March 31, 1997 compared to $408,000, or .49% of loans receivable, net at December 31, 1996. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognize the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended March 31, 1997, noninterest income increased $26,000 to $162,000 from $136,000 for the prior year period primarily due to an increase in the gain on sale of loans, net,of $11,000, and and increase in loan servicing fees of $16,000 during the three months ended March 31, 1997.

Non-Interest Expense. Noninterest expense increased by $69,000 to $706,000 for the three months ended March 31, 1997 from $637,000 for the three months ended March 31, 1996. Of this increase, $61,000 was attributable to compensation, principally expense associated with the ESOP plan, and $39,000 was due to an increase of other non-interest expense, the majority of which was a result of additional expenses incurred as a publicly-owned stock institution such as professional fees, franchise taxes, annual meeting and proxy expenses, partially offset by a decrease in federal insurance premiums of $29,000.


Comparison of Operating Results for the Nine Months Ended March
31, 1997 and 1996

Performance Summary. In the nine months ended March 31, 1997, the Company had net earnings of $540,000 compared to net earnings of $390,000 for the nine months ended March 31, 1996. The increase in earnings was primarily due to an increase in net interest income of $830,000, a decrease in the provision for loan loss of $137,000, offset by the payment of a one-time special assessment in the amount of $441,000 to recapitalize SAIF, a $140,000 increase in compensation expense, and an increase in income taxes of $142,000.

Net Interest Income. For the nine months ended March 31, 1997, net interest income increased by $830,000, or 40.6%, to $2,871,000 from $2,042,000 for the nine months ended March 31, 1996. The increase reflected an increase of $361,000 in interest income and a decrease of $468,000 in interest expense. The increase in interest income reflected increased average balances of loans receivable, primarily fixed rate mortgage loans and construction lending on single-family residences, and an increase in adjustable rate mortgage loans rates, offset by a decrease in interest income due to the sales of mortgage-backed securities. Interest expense decreased by $468,000, or 15.2%, as a result of decreased rates in certificate of deposit accounts, and a decrease in balances and rates of FHLB Advances.

Provision for Loan Losses. During the nine months ended March 31, 1997, the Bank charged $51,000 against earnings as a provision for loan losses compared to a provision of $188,000 for the nine months ended March 31, 1996. The decrease in provision for loan losses is a result of stabilizing levels of construction lending compared to significant increases in construction lending during 1995 and 1996. This charge resulted in an allowance for loan losses of $420,000 or .49% of loans receivable, net at March 31, 1997 compared to $388,000, or .49% of loans receivable, net at June 30, 1996. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

Noninterest Income. For the nine months ended March 31, 1997, noninterest income decreased $47,000 to $458,000 from $505,000 for the prior year period primarily due to a decrease in the net realized gain on sale of investment and mortgage-backed securities available-for-sale of $54,000 during the nine months ended March 31, 1996. There were no sales during the nine months ended March 31, 1997.

Noninterest Expense. Noninterest expense increased by $629,000 to
$2,390,000
for the nine months ended March 31, 1997 from $1,761,000 for the nine months ended March 31, 1996. Of this increase $441,000 was attributable to the one-time special SAIF assessment, $140,000 was attributable to compensation, due to general wage increases and adoption of the ESOP plan, and $67,000 was due to an increase in non-interest expense, primarily due to expenses incurred as a publicly-owned stock institution.

Nonperfoming Assets

On March 31, 1997, nonperforming assets were $709,000 compared to $655,000 on June 30, 1996. The balance of the Bank's allowance for loan losses was $420,000 or 59.0% of nonperforming assets.
Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of March 31, 1997:



                           Actual      Required          Excess
                              amount/percent    amount/percent   amount/percent
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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at March 31, 1997 and June 30, 1996 were 6.50% and 7.50%, respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

During the nine months ended March 31, 1997, the Bank used proceeds from the stock offering to repay obligations of the Federal Home Loan Bank. Given the current strong loan demand, it may be necessary for the Bank to continue to use advances.

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at March 31, 1997 and 1996 were $4.0 million and $2.1 million respectively.

Cash flows from operating activities. Net cash provided by operating activities decreased to $924,000 for the nine months ended March 31, 1997 from $1.2 million for the nine months ended March 31, 1996. The decrease was mainly due to a decrease in proceeds from the sale of loans to $8.9 million for the nine months ended March 31, 1997 from $12.7 million for the nine months ended March 31, 1996, offset by a decrease in originations of loans held for sale to $8.7 million for the nine months ended March 31, 1997 from $12.0 million for the nine months ended March 31, 1996.

Cash flows from investing activities. Net cash used in investing activities was $4.9 million during the nine months ended March 31, 1997 compared to $5.4 million provided by investing activities during the same period in 1996. The change was mainly due to an increase in loans receivable of $6.0 million during the nine months ended March 31, 1997 from a $1.1 million decrease during the same period in 1996, and due to the proceeds from sale of securities available for sale of $4.0 million during the nine month period ended March 31, 1996, offset by maturing securities of $1.0 million during the nine months ended March 31, 1997.

Cash flows from financing activities. Net cash provided by financing activities was $4.5 million for the nine months ended March 31, 1997 compared to cash used of $7.6 million during the same period in 1996. The increase in cash flows from financing activities is primarily due to the issuance of common stock of $8.9 million , and an increase in deposits of $2.8 million during the nine months ended March 31, 1997, compared to a $358,000 reduction during the same period in 1996.

Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending June 30, 1998. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The holding company and the Bank are not involved in any pending legal proceedings incident to the business of the holding company and the Bank, which involve amounts in the aggregate which management believes are material to the financial condition and results of operation.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         27-Financial Data Schedule

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CBES Bancorp, Inc. and Subsidiaries
                         -----------------------------------
                                     (Registrant)


                         Date:     May 13, 1997

                         By:       /s/ Larry E. Hermreck
                                   ------------------------------
                                   Larry E. Hermreck, Chief
                                    Executive Officer and
                                    Secretary (Duly Authorized
                                    Officer)


                         Date:     May 13, 1997

                         By:       /s/ Dennis D. Hartman
                                   ------------------------------
                                   Dennis D. Hartman, Controller
                                    and Chief Financial Officer
                                    (Principal Financial Officer)