Form 10KSB40
period 1997-06-30
CBES BANCORP INC
filed 1997-09-29
CIK 1017308

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1997

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________
     Commission File Number 0-21163

                              CBES BANCORP, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

              Delaware                                    43-1753244
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  1001 North Jesse James Road, Excelsior Springs, Missouri          64024
--------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:           (816) 630-6711
                                                   -----------------------------
          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X . NO    .
           ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for the fiscal year ended June 30, 1997 were $8 million.

     As of September 23, 1997, there were issued and outstanding 1,024,958 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of September 23, 1997, was $17.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1997.

     Part III of Form 10-KSB - Portions of Proxy Statement for 1997 Annual Meeting of Stockholders.

                                    PART I

Item 1.  Description of Business
--------------------------------

General
-------

     CBES Bancorp, Inc. ("CBES Bancorp" and, with its subsidiaries, the "Company") was formed in June 1996 at the direction of Community Bank of Excelsior Springs, a Savings Bank ("Community Bank" or the "Bank") for the purpose of owning all of the outstanding stock of the Bank issued upon the conversion of the Bank from the mutual to stock form (the "Conversion"). On September 27, 1996, CBES Bancorp acquired all of the shares of the Bank in connection with the completion of the Conversion. All references to the Company, unless otherwise indicated, at or before September 27, 1996 refer to the Bank. The Company's common stock is quoted on the NASDAQ SmallCap Market under the symbol "CBES".

     Community Bank is a federally chartered savings bank headquartered in Excelsior Springs, Missouri. Community Bank was originally chartered as a Missouri savings and loan association in 1931 under the name Excelsior Springs Savings and Loan Association. In 1991, the Bank changed its name to its current form, and in 1995 the Bank amended its charter to become a federal mutual savings bank. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office in Excelsior Springs and its branch office in Kearney, Community Bank primarily serves communities located in Clay and Ray Counties and to a lesser extent in surrounding counties in the State of Missouri. At June 30, 1997, Community Bank had total assets of $101.1 million, deposits of $70.7 million and stockholders' equity of $17.8 million.

     Community Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale. At June 30, 1997, the Bank's total loan portfolio was $104.2 million, of which 55.0% were one- to four-family residential mortgage loans, 29.1% were construction and land loans (the vast majority of which related to single-family residential properties), and 10.5% were consumer loans. During the fiscal year ended June 30, 1997, the Bank originated $15.4 million of fixed-rate one- to four-family residential mortgage loans, of which $11.2 million, or 72.7%, were sold in the secondary market. See "Lending Activities." To a substantially lesser extent, the Bank invests in various investment securities, including mortgage-backed securities.

     The executive office of the Company and the Bank is located at 1001 North Jesse James Road, Excelsior Springs, Missouri 64024 and their telephone number is (816) 630-6711.

Market Area and Competition
---------------------------

     Community Bank serves communities located in Clay and Ray Counties and in surrounding counties in Missouri from its main office in Excelsior Springs and its branch office in Kearney. Both Excelsior Springs and Kearney are located in Clay County, which is part of the Kansas City Metropolitan Statistical Area. Excelsior Springs and Kearney are small towns with 1990 populations estimated at 11,000 and 2,000, respectively. Clay County has a relatively large population (estimated at 166,000 as of 1995), and the northern portion of Clay County is a combination of suburban and rural areas containing a number of small towns, including Excelsior Springs and Kearney. Southern Clay County is a rapidly developing suburban market, and is home to a large number of people who commute to jobs in areas closer to Kansas City.

     Most of the employment in Clay County is provided by light manufacturing, services and retail trade. Included among the largest employers in Clay County are a number of hospitals (Liberty Hospital, Excelsior Springs Medical Center, North Kansas City Hospital, and St. Luke's Northland Hospital), local school districts and two community colleges. Employers in the manufacturing sector include Ford Motor Company, Farmland Industries and Wilcox Electric. In the immediate Excelsior Springs area, the largest employers are American Italian Pasta, Precise Technology Incorporated, Douglas & Lomason and Gilmour Manufacturing.

     The Bank's business and operating results are significantly affected by the general economic conditions present in the Bank's market area. As of April 1996, the latest date for which statistical data are available, the unemployment rate in Clay County was 2.6% and the unemployment rate in Ray County was 3.5%.

     The Bank faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Bank faces additional competition for deposits from short-term money market funds, from other corporate and government securities funds and from brokerage funds and insurance companies. The Bank also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions and commercial banks. In Clay County alone, where the Bank's two offices are located, there are 36 commercial banks, 44 credit unions, and 10 savings institutions.

Lending Activities
------------------

     General. The Bank has emphasized and will continue to emphasize the origination of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination for portfolio of ARM loans and the origination and sale of fixed-rate residential mortgage loans. Due to the high level of construction activity in southern Clay County in recent years, and in an effort to improve the yield on overall interest-earning assets, the Bank has increased its portfolio of residential construction loans. The Bank also originates land loans secured by vacant land or building lots for which the borrower intends to ultimately construct a residential property. The Bank also originates commercial real estate and multi-family residential loans, which are generally offered on a case-by-case basis as an accommodation to existing Bank customers. The Bank's non-mortgage loans consist primarily of automobile loans, which are originated on a direct and on an indirect basis.

     Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $3.8 million. At June 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 1997 was approximately $1.8 million in loans to a residential builder for the construction of single-family residences and was secured by real estate located in Clay County, Missouri. At June 30, 1997, all of these loans were performing in accordance with their terms.

     Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                 At June 30,
                                        ------------------------------------------------------------
                                               1997                 1996                 1995
                                        ------------------  -------------------    -----------------
                                         Amount   Percent    Amount    Percent     Amount   Percent
                                        --------  --------  -------   ---------    -------  --------
                                                           (Dollars in Thousands)
Real estate loans:
  One- to four-family residential.....  $ 57,260    54.98%  $52,661     57.81%     $55,257    64.46%
  Multi-family........................       748     0.72       315      0.35          134     0.16
  Commercial..........................     1,520     1.46     1,082      1.19          818     0.95
  Land................................     3,393     3.26     4,006      4.40        1,992     2.32
  Construction........................    30,332    29.12    22,461     24.66       16,221    18.93
                                        --------   ------   -------    ------      -------   ------
 Total real estate loans..............    93,253    89.54    80,525     88.39       74,422    86.82
                                        --------   ------   -------    ------      -------   ------

Consumer loans:
  Direct automobile loans.............     6,585     6.32     6,527      7.16        6,426     7.50
  Indirect automobile loans...........     2,034     1.95     2,114      2.32        2,960     3.45
  Deposit accounts....................       548     0.53       499      0.55          524     0.61
  Home improvement....................        69     0.07       218      0.24          279     0.33
  Commercial loans....................       213     0.20         0      0.00            0     0.00
  Other...............................     1,451     1.39     1,214      1.33        1,107     1.29
                                        --------   ------   -------    ------      -------   ------
     Total consumer loans.............    10,900    10.46    10,572     11.61       11,296    13.18
                                        --------   ------   -------    ------      -------   ------

     Total loan portfolio.............   104,153   100.00%   91,097    100.00%      85,718   100.00%
                                                   ======              ======                ======

Less:
  Loans in process....................    12,350             11,015                  6,391
  Deferred loan origination fees and
    discounts on loans, net...........       350                284                    221
  Allowance for loan losses...........       436                388                    226
                                        --------            -------                -------
    Total loans receivable, net.......  $ 91,017             79,410                $78,880
                                        ========            =======                =======

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                          At June 30,
                                    --------------------------------------------------------
                                           1997               1996               1995
                                    ------------------  -----------------  -----------------
                                     Amount   Percent   Amount   Percent   Amount   Percent
                                    --------  --------  -------  --------  -------  --------
                                                     (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family.............  $ 10,263     9.85%  $ 7,509     8.24%  $ 6,924     8.08%
  Multi-family....................        --       --        31     0.03        44     0.05
  Commercial......................       509     0.49       147     0.16        --       --
  Land............................       180     0.17       678     0.74       280     0.33
  Construction....................    27,898    26.79    22,461    24.66    16,221    18.93
                                    --------   ------   -------   ------   -------  -------
 Total real estate loans..........    38,850    37.30    30,826    33.83    23,469    27.38
                                    --------   ------   -------   ------   -------  -------

 Consumer loans...................    10,670    10.25    10,323    11.33    11,296    13.18
                                    --------   ------   -------   ------   -------  -------

     Total fixed-rate loans.......    49,520    47.55    41,149    45.16    34,765    40.56
                                    --------   ------   -------   ------   -------  -------

Adjustable Rate Loans:
 Real estate:
  One- to four-family.............  $ 46,997    45.12%  $45,152    49.57%  $48,333    56.39%
  Multi-family....................       748     0.72       284     0.31        90     0.10
  Commercial......................     1,011     0.97       935     1.03       818     0.95
  Land............................     3,213     3.08     3,328     3.65     1,712     2.00
  Construction....................     2,434     2.34        --       --        --       --
                                    --------   ------   -------   ------   -------  -------
 Total real estate loans..........    54,403    52.23    49,699    54.56    50,953    59.44
                                    --------   ------   -------   ------   -------  -------

 Consumer loans...................       230     0.22       249     0.27        --       --
                                    --------   ------   -------   ------   -------  -------

     Total adjustable-rate loans..    54,633    52.45    49,948    54.83    50,953    59.44
                                    --------   ------   -------   ------   -------  -------

     Total loan portfolio.........   104,153   100.00%   91,097   100.00%   85,718   100.00%
                                               ======             ======            =======

Less:
  Loans in process................    12,350             11,015              6,391
  Deferred fees and discounts.....       350                284                221
  Allowance for losses............       436                388                226
                                    --------            -------            -------
    Total loans receivable, net...  $ 91,017            $79,410            $78,880
                                    ========            =======            =======


     One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank also employs its Chairman of the Board as a full-time loan originator to solicit loans. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area and will not make out-of-state loans. At June 30, 1997, the Bank had $57.3 million, or 55.0% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

     The Bank originates fixed-rate residential one- to four-family loans with terms of 15 and 30 years. Such loans may either be retained in portfolio or sold in the secondary mortgage market depending on the yield on such loans and the Bank's asset/liability management objectives. Currently, the Bank's policy is to sell into the secondary market longer-term fixed-rate residential real estate loans. During fiscal 1997, the Bank retained in portfolio certain fixed-rate mortgage loan originations which provided for a 30-year amortization schedule with a 5-year balloon payment feature and certain second mortgage loans with terms to maturity from two to 15 years. As of June 30, 1997, $10.3 million, or 9.8% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

        Fixed-rate residential one- to four-family loans originated for sale in the secondary mortgage market are underwritten in conformity with the criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") for sale primarily to FHLMC. Such loans are sold on a non-recourse basis. The Bank retains servicing rights on a portion of such loans, depending upon customer preferences and competitive conditions. For the fiscal year ended June 30, 1997, of the $15.4 million in fixed-rate residential one- to four-family loans originated by the Bank, $11.2 million of such loans, or 72.7%, were sold in the secondary mortgage market.

        The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan, although a majority of the ARM loans in the Bank's portfolio have adjustment limitations of one percentage point and five percentage point interest rate caps. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with margins of 275 basis points for agency-conforming ARM loans and 300 basis points for non-conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $47.0 million, or 45.1% of the Bank's total loan portfolio at June 30, 1997. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the fiscal year ended June 30, 1997, the Bank originated $15.4 million in fixed-rate residential mortgage loans and $11.1 million of ARM loans. During fiscal 1996, the Bank originated $19.1 million of fixed-rate residential mortgage loans and $6.3 million of ARM loans.

        The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as would long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

        The Bank's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on the Bank's mortgage portfolio during periods of rising interest rates.

        Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ("LTV") ratio of 95% for residential property (and 100% for loans guaranteed by the Veterans Administration) and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum LTV ratio on fixed-rate and ARM loans to 80% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one- to four-family owner-occupied properties. On conventional one- to four-family loans, the Bank will lend up to a 95% LTV ratio; however, any loans with LTV ratios in excess of 80% require private mortgage insurance. The maximum LTV ratio on other types of real estate loans is generally the lesser of 80% of the appraisal value or the purchase price of the property.

        When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's employment, income and credit history. The Bank's policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by Bank-approved independent appraisers. Appraisals are subsequently reviewed by the Bank's Loan Committee, as applicable. Management believes that stability of income, past credit history and adequacy of the proposed security are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 36% of total monthly income. Written appraisals are always required on real estate property offered to secure an applicant's loan. The Bank requires fire and casualty insurance on all properties securing real estate loans, as well as title insurance.

        Construction and Land Lending. The Bank invests a significant proportion of its loan portfolio in construction and land loans. Prompted by increased residential development in Clay County in recent years, such lending has been a growing part of the Bank's loan portfolio. Substantially all of the Bank's construction and land loans are secured by residential properties located in Clay County.

        The Bank originates four basic types of construction and land loans:

        1. "Speculative" construction loans are made to home builders for the construction principally of one- to four-family residences and residential development projects and, to a lesser extent, multi-family residences (primarily duplexes). Speculative construction loans generally do not have a sale contract or permanent loan in place for the finished home, and the purchasers for the finished homes may be identified either during or following the construction period.

        2. "Contract" construction loans are made to builders who have a signed contract to build a new home.

        3. "Construction" loans are made to individuals who have contracted with a builder to construct their personal residence.

        4. "Land acquisition" loans ("land loans") are made by the Bank to individuals and builders for the acquisition of land upon which the borrower can then build.

        The table below presents information on the Bank's construction and land loans at June 30, 1997:

                                     Outstanding     Percent of
                                  Loan Balance/(1)/     Total
                                  -----------------  -----------
                                      (Millions)
Speculative.....................       $25,135           74.5%
Contract........................         1,283            3.8
Construction....................         3,914           11.6
                                       -------          -----
 Total construction.............        30,332           89.9
Land............................         3,393           10.1
                                       -------          -----
   Total construction and land..       $33,725          100.0%
                                       -------          -----

------------------
/(1)/Includes loans in process.


        At June 30, 1997, the Bank's $30.3 million of construction loans and $3.4 million of land loans represented 29.1% and 3.3%, respectively, of total loans receivable. At the same time, the Bank's $25.1 million of speculative construction loans represented 24.1% of total loans receivable.

        Construction and land lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction and land lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of estimating building costs and the selling price of the residence to be built, (iii) the increased difficulty and costs of monitoring the loan, (iv) the higher degree of risk associated with residential sales activity in changing real estate market conditions, and (v) the increased difficulty of working out problem loans. Speculative construction loans have the added risk associated with identifying an end-purchaser for the finished home.

The Bank has sought to address these risks by developing and adhering to underwriting policies, disbursement procedures, and monitoring practices.

        The Bank seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Bank in limited amounts and may borrow additional amounts based on proven experience with the Bank. At June 30, 1997, the Bank had 8 borrowers for which speculative construction loans outstanding totaled more than $1.0 million. The foregoing builders with speculative construction and land loans totaling more than $1.0 million have been a customer of the Bank for more than two years.

        While substantially all of the Bank's construction and land loans are secured by properties located in southern Clay County, the Bank also seeks to diversify its construction and land lending risks among several subdivisions. At June 30, 1997, the Bank had speculative construction loans secured by properties in 71 subdivisions of which 4 represented an exposure to a single subdivision of more than $1.0 million.

        One- to Four-Family Construction Loans. Loans for the construction of one- to four-family residences are generally made for terms of 12 months. The Bank's loan policy includes maximum loan-to-value ratios of up to 85% for speculative construction loans and up to 80% for construction loans. Prior to preliminary approval of a construction loan application, Bank personnel inspect the site, review the existing or proposed improvements, identify the market for the proposed project, analyze the pro forma data and assumptions on the project, and satisfy themselves with the experience and expertise of the builder. After preliminary approval has been given, the application is processed. Processing includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, if any, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.

        The Bank requires that construction loan proceeds be disbursed in increments as construction progresses based upon inspections by Bank personnel. To control the disbursement process, the Bank requires that builders and their subcontractors and vendors submit invoices to the Bank for payment. In the event of cost overruns, depending on the circumstances (i.e., whether due to "add-ons" not included in the original plans or due to unanticipated changes in building costs) the Bank may seek to require the borrower to deposit funds with the Bank for additional disbursements, increase the loan amount on the basis of an increased appraisal and disburse additional loan proceeds consistent with the original loan-to-value ratio, or become more active in the monitoring and progress of the project.

        The Bank regularly monitors the accuracy of assumptions made in its construction loan business over time. In particular, the Bank tracks the accuracy of its independent appraisers by comparing actual selling prices with the appraised value estimated in connection with the loan approval. Additionally, the Bank tracks the performance of its builder customers by comparing actual costs with those estimated in the loan application.

        Commercial and Multi-family Construction Loans. Occasionally, the Bank originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans.

        Land Loans. At June 30, 1997, the Bank had total land loans of $3.4 million. In making land loans, the Bank follows similar underwriting policies as for construction loans. The Bank originates land loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 30 years) as opposed to the term of up to 12 months that is typical of construction loans.

        Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At June 30, 1997, $2.3 million, or 2.5%, of the Bank's loan portfolio consisted of multi-family loans and commercial real estate loans.

        Multi-family and commercial real estate loans originated by the Bank may be either fixed- or adjustable-rate loans with terms to maturity and amortization schedules of up to 30 years. Rates on such ARM loans generally adjust annually to specified spreads over the one-year U.S. Treasury securities index adjusted to a constant maturity of one year, subject to annual and life-of-loan interest rate caps. Multi-family and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the sales price.

        The Bank's commercial real estate portfolio consists primarily of loans on small office buildings located in the Bank's primary market area. Multi-family loans generally are secured by duplexes. Appraisals on properties which secure multi-family and commercial real estate loans are performed by an independent appraiser designated by the Bank before the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In underwriting such loans, the Bank primarily considers the cash flows generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Bank's experience with the borrower. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, financial statements and banking relationships, a review of the borrower's property management experience and references, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments.

        Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger, more difficult to evaluate and monitor and, therefore generally, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan might be impaired. The Bank has attempted to minimize these risks by lending primarily to the ultimate user of the property or on existing income-producing properties.

        Consumer Lending. Community Bank offers a variety of consumer loans, including automobile and home improvement loans, second mortgage home equity loans, lines of credit secured by first or second mortgage loans, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At June 30, 1997, the Bank's consumer loan portfolio totaled $10.9 million, or 10.5% of its loan portfolio.

        The primary component of the Bank's consumer loan portfolio consists of automobile loans secured by both new and used cars and light trucks. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower, and on an indirect basis through automobile dealerships. Although applications for indirect automobile loans are taken by employees of the dealer, the loans are made pursuant to the Bank's underwriting standards using the Bank's documentation. All such indirect automobile loans must be approved by a Bank loan officer before disbursement of loan proceeds. The Bank seeks to limit the credit risk of indirect automobile lending by doing business with local dealers with which it has had a satisfactory prior relationship, and through strict adherence to its underwriting standards.

        The Bank's automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. Collision and comprehensive insurance and vendor single-interest coverage is required on all automobile loans. At June 30, 1997, the Bank's indirect automobile loans totaled $2.0 million, or 2.2% of the Bank's loan portfolio and direct automobile loans totalled $6.6 million, or 7.2% of the Bank's loan portfolio.

        Community Bank also originates Federal Housing Administration ("FHA") Title I home improvement loans. Generally, such loans have a maximum term of ten years, have fixed rates and may be originated up to a 100% loan-to-value ratio. While the Bank retains a portion of such loans in portfolio, the majority of its FHA Title I home improvement loans are originated for sale in the secondary market. At June 30, 1997, the Bank's FHA Title I home improvement loans totaled $165,000, or 0.2% of the Bank's loan portfolio.

        The Bank also originates for portfolio second mortgage/home equity loans. These loans are generally limited to 80% or less of the appraised value of the property securing the loan. These loans are originated as fixed-rate loans and generally have maximum terms of 15 years. At June 30, 1997, the Bank's second mortgage/home equity loans totaled $1,870,000, or 2.1% of the Bank's loan portfolio.

        The Bank also originates for portfolio lines of credit secured by first or second mortgages. Such loans are adjustable-rate loans, adjust annually, and may be originated up to an 80% loan-to-value ratio, with a maximum term of five years. At June 30, 1997, the Bank's lines of credit secured by first or second mortgages totaled $1.5 million, or 1.7% of the Bank's loan portfolio.

        Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

        Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, $110,000 in consumer loans were non-performing. See "Asset Quality--Delinquent Loans and Non-performing Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

          The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after June 30, 1997 that have predetermined interest rates is $27.1 million, and that have floating or adjustable rates is $43.2 million.

                                                                            Real Estate
                                      --------------------------------------------------------------------------------------
                                                                     Multi-Family
                                        One- to Four-Family         and Commercial             Land          Construction
                                      -----------------------   ---------------------  ------------------- -----------------
                                                    Weighted               Weighted               Weighted          Weighted
                                                     Average               Average                Average           Average
                                        Amount        Rate      Amount       Rate       Amount     Rate    Amount    Rate
                                      -----------  -----------  -------  ------------  ---------  -------  -------  ---------
                                                                                                (Dollars in Thousands)
Due During Years Ending June 30,
-----------------------------------
1998...............................        $ 886     8.66%  $       --        --%       $   151      8.86%  $30,332    7.94%
1999...............................          182     8.55           --        --              3      9.00        --      --
2000...............................          313     9.21            4      8.13             --        --        --      --
2001 and 2002......................        2,260     9.81          557      9.27            628      8.77        --      --
2003 to 2007.......................        4,130     8.69          183      8.95            232      8.59        --      --
2008 to 2022.......................       17,204     8.14          851      8.52            651      8.62        --      --
2023 and following.................       32,285     8.18          673      8.89          1,728      8.59        --      --
                                         -------    -----       ------      ----        -------     -----   -------    ----
                                         $57,260     8.28%      $2,268      8.85%        $3,393      8.64%  $30,332    7.94%


                                             Consumer                Total
                                      ----------------------  -------------------
                                                    Weighted            Weighted
                                                    Average             Average
                                        Amount        Rate     Amount     Rate
                                      ----------    --------  --------  --------
                                                (Dollars in Thousands)
Due During Years Ending June 30,
-----------------------------------
1998...............................     $  2,502     9.48%     $33,871      8.08%
1999...............................        1,280    10.68        1,465     10.41
2000...............................        1,938    10.24        2,255     10.09
2001 and 2002......................        5,089     9.77        8,534      9.68
2003 to 2007.......................           88     9.48        4,633      8.71
2008 to 2022.......................            3     9.00       18,709      8.17
2023 and following.................           --       --       34,686      8.21
                                         -------    -----     --------      ----
                                         $10,900     9.89%    $104,153      8.38%

Origination of Loans

        Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. The Bank also employs its Chairman of the Board as a full-time loan originator to solicit loans. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. Each of the Chief Executive Officer and the Mortgage Lending Officer have authority to make secured real estate loans up to $203,000 and secured installment loans up to $30,000. Unsecured installment loans may be approved by the Chief Executive Officer up to $15,000 and by the Mortgage Lending Officer up to $10,000. All loans in excess of these limitations must be approved by the Board of Directors. The Bank has established a Loan Audit Committee which reviews loans made or denied by officers of the Bank. The Loan Audit Committee meets monthly and consists of the Chief Executive Officer as well as three members of the Board of Directors.

        While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the fiscal year ended June 30, 1997, the Bank originated $56.1 million in fixed-rate loans and $13.8 million in adjustable-rate loans. For the year ended June 30, 1996, the Bank originated $55.7 million in fixed-rate loans and $9.5 million in adjustable-rate loans.

        In recent years, the Bank has not purchased loans. For the fiscal years ended June 30, 1997 and 1996, the Bank purchased no loans. The Bank has recently expanded its mortgage banking operations and expects such operations to expand further in the future. For the year ended June 30, 1997, the Bank sold $11.2 million in conforming residential one- to four-family loans, compared to $16.1 million for the year ended June 30, 1996. Virtually all of the residential loans sold by the Bank are fixed-rate residential loans with maturities of 15 and 30 years.

        Set forth below is a table showing the Bank's loan originations, sales and repayments for the periods indicated.


                                                     Year Ended June 30,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------- --------- --------
Originations by type:                                (In Thousands)
 Adjustable rate:
  Real estate -
   One- to four-family residential.......        $11,103   $ 6,253   $19,693
   Multi-family..........................            488        52        --
   Commercial............................            243       399       382
   Land..................................          1,257     2,592     1,176
  Consumer...............................            751       232        --
                                                --------   -------   -------
 Total adjustable rate...................         13,842     9,528    21,251
                                                --------   -------   -------

 Fixed rate:
  Real estate -
   One- to four-family residential.......         15,370    19,083     6,605
   Land..................................            244       452       198
   Construction..........................         30,596    27,460    19,903
  Consumer...............................          9,329     8,680    10,956
                                                 -------   -------   -------
 Commercial Business.....................            213        --        --
 Total fixed rate........................         56,118    55,742    37,662
                                                 -------   -------   -------
 Total loans originated..................         69,960    65,270    58,913

Sales and Repayments:
  Real Estate -
  One- to four-family residential........         11,201    16,091     4,721
                                                 -------   -------   -------
  Total loans sold.......................         11,201    16,091     4,721
 Principal repayments....................         48,407    53,692    26,409
                                                 -------   -------   -------
  Total sales and repayments.............         59,608    69,783    31,130
Decrease (increase) in other items, net..         (1,449)   (4,849)   (2,356)
                                                 -------   -------   -------
  Net (decrease) increase................        $ 8,903   $   336   $25,427
                                                 =======   =======   =======

Asset Quality

          The Bank's collection procedures provide that when a loan is past due, a first notice is sent to the borrower requesting payment ten days (for consumer loans) and 16 days (for real estate loans) after the due date. A second notice is sent 16 days (for consumer loans) and 30 days (for real estate) after the due date. At the time of the second notice, phone calls are made by the Bank with personal letter backups. If the loan remains delinquent for 30 days, a telephone contact is made. If the loan becomes 60 days delinquent, a right-to-cure letter generally is sent and the borrower is notified of the availability of financial or counseling aid. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. If a real estate loan is past due 60 days or more, the loan is presented to the Board of Directors for future disposition. In most cases, the Board of Directors authorizes the initiation of foreclosure proceedings. At June 30, 1997, 1996 and 1995, the percentage of total loans delinquent 90 days or more to net loans receivable were 0.54%, 0.47% and 0.19%, respectively.

          Delinquent Loans and Non-performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status when principal is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The loan will remain on non-accrual status until the loan is brought current.

          Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 1997, the Bank has $168,000 in property classified as real estate owned.

          The following table sets forth information with respect to the Bank's delinquent loans at June 30, 1997.


                                         Loans Delinquent For
                                         --------------------
                                 60-89 Days            90 Days and Over           Total Delinquent Loans
                                 ----------            ----------------          ------------------------
                                          Percent                    Percent                      Percent
                                          of Loan                    of Loan                      of Loan
                          Number  Amount  Category   Number  Amount  Category    Number  Amount   Category
                          ------  ------  --------   ------  ------  --------    ------  ------   --------
           Real Estate:
   One- to four-family         5    $269      0.47%       5    $237     0.41%        10    $506      0.88%
              Consumer         7      25      0.23        5      24     0.23         12      49      0.46
       Construction or
           Development
                 Total         0       0         0              227     0.75          2     227      0.75
                          ------  ------  --------   ------  ------  --------    ------  ------   --------
                              12    $294      0.32%      12    $488     0.54%        24    $782      0.86%

    The following table sets forth information regarding non-performing loans and real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had no material restructured loans within the meaning of SFAS No. 15.


                                                              At June 30,
                                                     -----------------------------
                                                      1997        1996       1995
                                                     -------  ------------  ------
                                                        (Dollars In Thousands)
Non-accruing loans:
    One- to four-family............................  $  806         $ 324   $  81
    Consumer.......................................     110            88      52
                                                     ------         -----   -----
       Total.......................................     916           412     133
                                                     ------         -----   -----

Accruing loans delinquent more than 90 days:/(1)/
    One- to four-family............................      --           232      17
    Consumer.......................................      --            --      --
                                                     ------         -----   -----

       Total.......................................      --           232      17
                                                     ------         -----   -----

Foreclosed assets:
    One- to four-family............................     168            --      --
    Land...........................................      --            --      --
    Consumer.......................................      73            11      12
                                                     ------         -----   -----

       Total.......................................     241            11      12
                                                     ------         -----   -----

Total non-performing assets........................  $1,157         $ 655   $ 162
                                                     ======         =====   =====

Total loans delinquent 90 days or more
  to net loans receivable..........................    0.54%         0.47%    .19%
                                                     ======         =====   =====
-----------------

/(1)/These loans are not currently delinquent 90 days or more with respect to principal, but are delinquent with respect to late fees or interest.

          For the fiscal year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $36,000. The amount that was included in interest income on such loans was $35,000 for the fiscal year ended June 30, 1997.

          Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

          When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

          In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of $327,912 of its assets as substandard. At June 30, 1997, the Bank had $6,519 of its assets classified as doubtful and had no assets classified as loss. At June 30, 1997, total classified assets comprised $334,430, or 1.88% of the Bank's capital and 0.33% of the Bank's total assets.

          Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1997, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

          Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

          Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1997, the Bank had $168,000 in properties which were acquired through foreclosure.

          Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1997, the Bank had a total allowance for loan losses of $436,000, representing 37.7% of total non-performing loans and .48% of the Bank's loans receivable, net. See Note 1 of the Notes to Consolidated Financial Statements.

The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                         At June 30,
                               ------------------------------------------------------------------------------------------------
                                             1997                            1996                            1995
                               -------------------------------  -----------------------------  --------------------------------
                                                       Percent                         Percent                         Percent
                                                      of Loans                        of Loans                        of Loans
                                              Loan     in Each                Loan     in Each                Loan     in Each
                                Amount of   Amounts   Category   Amount of  Amounts   Category   Amount of  Amounts   Category
                                Loan Loss      by     to Total   Loan Loss     by     to Total   Loan Loss     by     to Total
                                Allowance   Category    Loans    Allowance  Category    Loans    Allowance  Category    Loans
                               -----------  --------  ---------  ---------  --------  ---------  ---------  --------  ---------
                                                                    (Dollars in Thousands)

One- to four-family..........         $ 41  $ 57,260     54.98%       $ 44   $52,661     57.81%      $  34   $55,257     64.46%
Multi-family.................            3       748      0.72           2       315      0.34           1       134      0.16
Commercial real estate.......            9     1,520      1.46           6     1,082      1.19           4       818      0.95
Land.........................           30     3,393      3.26          23     4,006      4.40           8     1,992      2.32
Construction or development..          208    30,332     29.12         172    22,461     24.66          58    16,221     18.93
Consumer.....................          145    10,900     10.46         141    10,572     11.60         121    11,296     13.18
                                                                      ----   -------    ------       -----   -------    ------
     Total...................         $436  $104,153    100.00%       $388   $91,097    100.00%      $ 226   $85,718    100.00%
                                            ========    ======        ====   =======    ------       =====   =======    ======

    The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated.


                                                            Years Ended June 30,
                                              -----------------------------------------------
                                                  1997              1996             1995
                                                --------          --------         --------
                                                               (In thousands)

Balance at beginning of period..........         $  388            $  226           $  163
                                                 ------            ------           ------
Charge-offs:
 One- to four-family....................             --                --               10
 Consumer...............................             53               107              161
                                                 ------            ------           ------
                                                     53               107              171

Recoveries:
 Consumer...............................             41                33               63
                                                 ------            ------           ------
                                                     41                33               63
                                                 ------            ------           ------

Net charge-offs.........................             12                74              108
Provision for loan losses...............             60               236              171
                                                 ------            ------           ------

Balance at end of period................         $  436            $  388           $  226
                                                 ======            ======           ======

Ratio of net charge-offs during the
 period to average loans outstanding
  during the period.....................           0.01%             0.09%            0.16%
                                                 ======            ======           ======

Ratio of allowance for loan loss to
 ending loans receivable, net...........           0.48%             0.49%            0.29%
                                                 ======            ======           ======

Ratio of allowance for loan loss to non-
 performing assets at end of period.....          37.68%            59.24%           59.47%
                                                 ======            ======           ======

Investment Activities

          General. Community Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.37%. See"Regulation - Liquidity."

          Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

          Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

          Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. The Bank has invested primarily in federal agency securities, principally FHLMC and Government National Mortgage Association ("GNMA") obligations. At June 30, 1997, the Bank's investment in mortgage-backed securities totaled $154,352, or 0.15% of its total assets. At June 30, 1997 and 1996, all of the Bank's mortgage-backed securities were classified as held-to-maturity. See Note 3 of the Notes to Consolidated Financial Statements.

          The FHLMC and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. FHLMC provides the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. Government.

          While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

          Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.


                                Year Ended June 30,
                            ---------------------------
                              1997      1996     1995
                             ------    ------   ------
                                   (In Thousands)
Purchases................   $   --   $    --   $   --
Sales....................       --    (2,914)      --
Repayments...............     (246)     (554)    (965)
                            ------   -------   ------
Net increase (decrease)..   $ (246)  $(3,468)  $ (965)
                            ======   =======   ======

          Other Investments. At June 30, 1997, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, FHLB stock and other FHLB interest-earning assets. The Bank no longer invests in mutual funds.

          OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 1997, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

          The following table sets forth the composition of the Bank's investment securities, net of premiums and discounts, at the dates indicated. The Bank adopted SFAS No. 115 on July 1, 1993. Investment securities with an original maturity of less than five years are classified as available-for-sale and are valued at fair value at June 30, 1997 and 1996.

                                                  June 30,
                             --------------------------------------------------
                                  1997             1996             1995
                             ---------------  ---------------  ----------------
                              Book    % of     Book    % of     Book     % of
                             Value    Total   Value    Total    Value    Total
                             ------  -------  ------  -------  -------  -------
                                           (Dollars in Thousands)
Investment securities
 available-for-sale:
  Federal agency
   obligations.............  $  996   18.27%  $1,974   34.87%   $1,962   31.12%
  Mutual funds.............      --      --       --      --     1,079   17.11
                             ------  ------   ------  ------    ------  ------
Subtotal...................     996   18.27    1,974   34.87     3,041   48.23

Investment securities
 held-to-maturity..........  $  100    1.83%  $  100    1.77%   $    0       0%
                             ------  ------   ------  ------    ------  ------
Subtotal...................  $  100    1.83%  $  100    1.77%   $    0       0%

FHLB stock.................     811   14.88      811   14.32       795   12.61
                             ------  ------   ------  ------    ------  ------
Total investment
 securities and
    FHLB stock.............   1,907   34.98    2,885   50.96     3,836   60.84
                             ------  ------   ------  ------    ------  ------

Other interest-earning
 assets:
  FHLB certificates of
   deposit.................      --      --       --      --        --      --
  FHLB checking............   3,544   65.02    2,776   49.04     2,417   38.34
  FHLB daily time..........      --      --       --      --        52    0.82
                             ------  ------   ------  ------    ------  ------
   Total other
    interest-earnings
    assets.................   3,544   65.02    2,776   49.04     2,469   39.16
                             ------  ------   ------  ------    ------  ------

Total investment portfolio.  $5,451  100.00%  $5,661  100.00%   $6,305  100.00%
                             ======  ======   ======  ======    ======  ======

Average remaining life of
 investment
  securities available for
   sale....................  0.50 years       0.91 years        1.92 years

        Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities excluding FHLB stock at June 30, 1997.


                                                                         June 30, 1997
                                         ------------------------------------------------------------------------
                                          Less than    1 to 5    5 to 10     Over
                                           1 Year      Years     Years    10 Years    Total Investment Securities
                                          ---------   -------   -------   ---------   ---------------------------
                                          Book         Book      Book       Book           Book        Market
                                          Value        Value     Value      Value          Value       Value
                                          ---------   -------   -------   ---------   ------------  -------------
                                                                (Dollars in Thousands)
Investment Securities...............      $   2        $  15      $  19     $  64          $ 100        $ 100
                                          -----        -----      -----     -----          -----        -----
Federal agency obligations..........      $ 996        $  --      $  --     $  --          $ 996        $ 996
                                          -----        -----      -----     -----          -----        -----
Total investment securities.........      $ 998        $  15      $  19     $  64          $1096        $1096
                                          =====        =====      =====     =====          =====        =====
Weighted average yield..............       4.76%        6.50%      6.50%     6.50%          4.92%        4.92%


Sources of Funds

          General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

          FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 1997, the Bank had $10.8 million in FHLB advances.

          Deposits. Community Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to seven years.

          The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, Community Bank solicits deposits from its market area only, and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

          The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 1997, $30.8 million, or 59.8% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

          The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                At June 30,
                                         --------------------------------------------------------
                                                1997              1996                1995
                                         -----------------  -----------------  ------------------
                                         Balance  Percent   Balance  Percent   Balance   Percent
                                         -------  --------  -------  --------  -------  ---------
                                                          (Dollars  in  Thousands)
Transactions and Savings
 Deposits:
  Passbook savings.....................  $ 3,726     5.27%  $ 3,978     5.84%  $ 3,740     5.48%
  NOW accounts.........................    8,328    11.78     7,968    11.68     7,601    11.13
  Money market accounts................    5,394     7.63     6,235     9.15     5,874     8.61
  Noninterest-bearing demand accounts..    1,658     2.35     1,380     2.02     1,320     1.93
                                         -------   ------   -------   ------   -------   ------
    Total non-certificates.............   19,106    27.03%   19,561    28.69%   18,535    27.15
                                         -------   ------   -------   ------   -------   ------

Certificates:
  2.00 - 3.99%.........................        2     0.00        13     0.02       876     1.28
  4.00 - 5.99%.........................   34,331    48.56    44,704    65.58    19,118    28.00
  6.00 - 7.99%.........................   17,254    24.41     3,606     5.29    29,114    42.64
  8.00 - 9.99%.........................       --       --       287     0.42       631     0.93
  10.00% & over........................       --       --        --       --        --       --
                                         -------   ------   -------   ------   -------   ------
    Total certificates.................   51,587    72.97%   48,610    71.31%   49,739    72.85
                                         -------   ------   -------   ------   -------   ------
         Total.........................  $70,693   100.00%  $68,171   100.00%  $68,274   100.00%
                                         =======   ======   =======   ======   =======   ======

Deposit Activity

    The following table sets forth the deposit activities of the Bank for the periods indicated:



                                                Years Ended June 30,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------
                                               (Dollars in Thousands)

Opening balance..........................  $ 68,170   $ 68,274   $ 60,180
Deposits(1)..............................   225,732    164,947    161,534
Withdrawals..............................   225,691    167,702    155,498
Interest credited........................     2,482      2,651      2,058
                                           --------   --------   --------

Ending balance...........................  $ 70,693   $ 68,170   $ 68,274
                                           ========   ========   ========

Net (decrease) increase..................  $  2,523   $   (104)  $  8,094
                                           ========   ========   ========

Percent (decrease) increase..............      3.70%    (0.15)%     13.45%
                                           ========   ========   ========
------------------

(1) Does not reflect the rollover of certificates of deposit.

Time Deposit Maturity Schedule

  The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.


Certificate accounts maturing in                    Weighted
--------------------------------            Total    Average   Percent of
quarter ending:                            Balance    Rate        Total
---------------                            -------  ---------  -----------
September 30, 1997....................     $ 8,078     5.13%      15.69%
December 31, 1997.....................       7,518     5.16       14.60
March 31, 1998........................       6,938     5.35       13.47
June 30, 1998.........................       8,256     5.57       16.03
September 30, 1998....................       1,211     5.40        2.35
December 31, 1998.....................       2,024     5.75        3.93
March 31, 1999........................       8,872     6.25       17.23
June 30, 1999.........................       1,557     5.89        2.90
September 30, 1999....................         864     5.70        1.68
December 31, 1999.....................         699     6.14        1.30
March 31, 2000........................         294     6.03        0.57
June 30, 2000.........................         172     5.88        0.34
Thereafter............................       5,104     6.21        9.91
                                           -------               ------
    Total.............................     $51,587               100.00%


  The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                             Maturity
                                       -------------------------------------------------------
                                       3 Months     Over 3 to 6     Over 6 to 12       Over
                                       or Less        Months           Months        12 Months         Total
                                       --------      ----------      -----------     ---------        -------
                                                            (Dollars in Thousands)
Certificates of deposit
 less than $100,000.............         $7,728         $6,904          $14,547        $18,780        $47,959
Certificates of deposit of
 $100,000 or more...............            350            614              647          2,017          3,628
                                         ------         ------          -------        -------        -------
  Total certificates of
   deposit......................         $8,078         $7,518          $15,194        $20,797        $51,587
                                         ======         ======          =======        =======        =======

        Borrowings. Community Bank's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1997, the Bank had $10.8 million in advances from the FHLB. The Bank has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity on FHLB advances, see Note 7 of the Notes to Consolidated Financial Statements.

        The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.


                                                       Years Ended June 30,
                                                 --------------------------------
                                                   1997        1996        1995
                                                 --------    --------    --------
                                                         (In Thousands)
Maximum Balance:
----------------
  FHLB advances...................               $10,750     $14,360     $15,877

Average Balance:
----------------
  FHLB advances...................               $ 9,154     $12,039     $ 7,919


                                                            At June 30,
                                                 --------------------------------
                                                   1997        1996        1995
                                                 --------    --------    --------
                                                           (In Thousands)
  FHLB advances...................               $10,750     $12,000     $15,877
                                                 =======     =======     =======

  Weighted average interest rate..                  5.75%       5.80%       6.91%

Service Corporation Activities

          As a federally chartered savings association, Community Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.0 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. Community may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 1997, Community Bank had one subsidiary, CBES Service Corporation ("CBES"). CBES was established in March 1993 for the purpose of offering credit life, health and accident insurance to its customers. At June 30, 1997, the Bank's investment in CBES was $1,000. Also, for the fiscal year ended June 30, 1997, CBES had pre-tax income of approximately $0.


                                   REGULATION

General

          Community Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings and loan associations. The Bank is a member of the SAIF. The deposits of the Bank are insured by the SAIF of the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

          Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

          The OTS has extensive authority over the operations of savings and loan associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of May 1997 and April 1991, respectively. Such examinations did not result in any material changes to the operations, personnel or finances of the Bank. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

          All savings associations are subject to a semi-annual assessment, based upon the savings and loan association's total assets. The Bank's OTS assessment for the fiscal year ended June 30, 1997, was approximately $29,149.

          The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

          In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings and loan associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

          OTS regulations limit a thrift institution's loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was approximately $3.8 million.

          The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also adopted additional guidelines on asset quality and earnings standards, which are designed to enhance early identification and resolution of problems and problem assets.

Insurance of Accounts and Regulation by the FDIC

          Community Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

          The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

          The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

          In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $441,000 (or $282,240 when adjusted for taxes), based on the Bank's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

          The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted as the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

          While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least

January 1, 1999. Under the legislation, the Bank anticipates that its ongoing annual SAIF premiums will be approximately $46,500.

Regulatory Capital Requirements

          Federally insured savings and loan associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings and loan associations. Generally, these capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

          The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At June 30, 1997, the Bank had no intangible assets and a valuation allowance, net of tax under SFAS No. 115 of $(2,658).

          The OTS regulations establish special capitalization requirements for savings and loan associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank has one service corporation subsidiary.

          At June 30, 1997, the Bank had tangible capital of $12.5 million, or 12.4% of adjusted total assets, which is approximately $11.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

          The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") discussed below, however, a savings and loan association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no intangibles which were subject to these tests.

          At June 30, 1997, the Bank had core capital equal to $12.5 million, or 12.4% of adjusted total assets, which is $9.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings and loan associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1997, the Bank had $436,000 of general loan valuation allowances, which was less than 1.25% of risk-weighted assets.

          Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Community Bank had $257,000 of such exclusions from capital and assets at June 30, 1997.

          In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless the loan amount in excess of such ratio is insured by an insurer approved by the Federal National Mortgage Association ("FNMA") or FHLMC.

          On June 30, 1997, the Bank had total capital of $12.7 million (including approximately $12.5 million in core capital, $436,000 in qualifying supplementary capital and reduced by $257,000 for exclusions from capital) and risk-weighted assets of $81.6 million (with no converted off-balance sheet assets); or total capital of 15.6% of risk-weighted assets. This amount was $6.2 million above the 8% requirement in effect on that date.

          The OTS has adopted a final rule that requires every savings and loan association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any savings and loan association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

          OTS regulations also authorize the OTS to require a depository institution to maintain additional total capital to account for concentration of credit risk or risks arising from non-traditional activities.

          The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings and loan associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

          Any savings and loan association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the Bank. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

          Any undercapitalized association is also subject to the general enforcement activity of the OTS and the FDIC, including the appointment of a receiver or conservator.

          The OTS is also generally authorized to reclassify an association into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

          The imposition by the OTS or the FDIC of any of these measures on Community Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Holding Company's Common Stock.

Holding Company shareholders do not have preemptive rights and, therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company of those persons purchasing shares in the Conversion.

Limitations on Dividends and Other Capital Distributions

          OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual-to-stock conversion.

          The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "- Regulatory Capital Requirements."

          Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the Bank's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

          Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

          The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings and loan association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined by regulation) following the proposed distribution. Savings and loan associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings and loan association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings and loan association will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

          All savings and loan associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings and loan associations. At the present time, the minimum liquid asset ratio is 5%.

          In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. Treasury obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid assets ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid assets ratio of 6.37% and a short-term liquid assets ratio of 5.07%.

Accounting

          An OTS policy statement applicable to all savings and loan associations clarifies and re-emphasizes that the investment activities of a savings and loan association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

          The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than generally accepted accounting principles by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank is in compliance with these amended rules.

Qualified Thrift Lender Test

          All savings and loan associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings and loan association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

          Any savings and loan association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings and loan association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the Bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

          Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

          The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in January 1996 and received a rating of "satisfactory record of meeting community credit needs."

Transactions with Affiliates

          Generally, transactions between a savings and loan association or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings and loan association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

          Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.

Holding Company Regulation

          The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings and loan association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings and loan association.

          As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings and loan association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings and loan association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

          If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

          The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings and loan associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings and loan association.

Federal Securities Law

          The stock of the Company will be registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

          Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

          The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

          Savings and loan associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

          The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings and loan associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

          As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, the Bank had $810,700 (at cost) of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.6% and were 7.1% for fiscal 1997. For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $57,000, which constitutes a $582 decrease over the amount of dividends received in fiscal year 1996. No assurance can be given that such dividends will continue in the future at such levels.

          Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings and loan associations and to contribute to low-and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal and State Taxation

          Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally, loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a savings association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

          Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

          Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of June 30, 1997, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $97,000.

          If an association ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

          In addition to the regular federal income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

          To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's excess for tax purposes totaled approximately $1,700,000.

          The Bank and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company intends to file consolidated federal income tax returns with the Bank. Savings and loan associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings and loan association members of the consolidated group that are functionally related to the activities of the savings association member.

          The Bank has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

          State Taxation. The Missouri Corporation Income Tax Act provides for an exemption from the Missouri Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock associations (e.g., the Bank). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Bank (as well as the Company) are subject to the Missouri Corporate Income Tax based on their Missouri taxable income, as well as franchise taxes. The Missouri Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Missouri taxable income to 8% on all Missouri taxable income in excess of $200,000. For these purposes, "Missouri taxable income" means net income which is earned within or derived from sources within the State of Missouri, after adjustments permitted under Missouri law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Bank became subject to the Missouri Shares Tax after the Conversion, which will be imposed on the assessed value of the Bank's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings.

          Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Employees
---------

          At June 30, 1997, the Bank had a total of 43 full-time and 13 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

Executive Officers of the Bank and the Company Who Are Not Directors
--------------------------------------------------------------------

          Larry E. Hermreck. Mr. Hermreck, age 57, has been with the Bank for the past 24 years and has served as Chief Executive Officer for 19 years. In that capacity, he is responsible for overseeing the day to day operations of the Bank.

          Deryl R. Goettling. Mr. Goettling, age 48, is the Manager of the Bank's Mortgage Loan Department and is responsible for the supervision of all mortgage lending operations of the Bank. Mr. Goettling joined the Bank in 1986 and served in various capacities prior to being promoted to his current position in 1992.

          Margaret E. Teegarden. Ms. Teegarden, age 48, is the Manager of the Bank's Savings Department, responsible for managing the Bank's savings department. Ms. Teegarden joined the Bank in 1978.

          Dennis D. Hartman. Mr. Hartman, age 43, is the Controller and Manager of the Bank's Accounting Department. He is responsible for the supervision of the Accounting Department and reporting to the regulatory authorities. He is also responsible for overseeing the Bank's asset/liability management program. Mr. Hartman joined the Bank in 1978.

          James V. Alderson. Mr. Alderson, age 51, has served as the Manager of the Consumer Loan Department since June 1994, responsible for supervision of the Bank's consumer lending operations. Mr. Alderson has been with the Bank since 1990 and served as a loan officer until June 1994.

Item 2.  Description of Property
--------------------------------

          The Bank conducts its business through its main office, located in Excelsior Springs, Missouri and one branch office located in Kearney, Missouri. The Bank's Kearney branch office space is leased. The following table sets forth information relating to the Bank's offices as of June 30, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was approximately $1.2 million.

                                                           Total
                                                        Approximate
                                            Date          Square     Net Book Value at
          Location                        Acquired        Footage      June 30, 1997
----------------------------              --------      -----------   ---------------
                                                                       (In thousands)
Main Office:                                1983            10,000              $1,109
1001 North Jesse James Road
Excelsior Springs, Missouri 64024

Branch Office:                             Leased            2,725                $129
178 West 6th Street                   (Expires January
Kearney, Missouri  64020                    2000)


          Community Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company.

Item 3.  Legal Proceedings
--------------------------

          The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations on a consolidated basis.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters
--------

          Page 39 of the attached 1997 Annual Report to Shareholders is herein incorporated by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

          Pages 5 to 14 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

          Pages 15 to 38 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

          There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

          Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1997.

Item 10.  Executive Compensation
--------------------------------

          Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1997.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

          Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1997.


Item 13.  Exhibits List and Reports on Form 8-K
------------------------------------------------

          (a) (1)  Financial Statements:
          -----------------------------

          The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 1997, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                         Page in
                                                                         Annual
          Annual Report Section                                          Report
          ---------------------                                          -------
Report of Independent Auditors........................................        15

Consolidated Balance Sheets at June 30, 1997 and 1996.................        16

Consolidated Statements of Earnings for the Years ended June 30, 1997,        17
 1996 and 1995........................................................

Consolidated Statements of Stockholders' Equity for the Years ended           18
 June 30, 1997, 1996 and 1995.........................................

Consolidated Statements of Cash Flows for the Years ended June 30,            19
 1997, 1996 and 1995..................................................

Notes to Consolidated Financial Statements............................        21

     (a)(2)  Financial Statement Schedules - All financial statement schedules
             -----------------------------
have been omitted as the information is either inapplicable or not required under the related instructions.

     (a)(3)  Exhibits - The following exhibits are either filed or attached as
             --------
part of this report or are incorporated herein by reference.

                                                                Reference to
Regulation                                                     Prior Filing or
S-B Exhibit                                                    Exhibit Number
  Number                         Document                      Attached Hereto
-------------  ----------------------------------------------  ---------------
    2          Plan of acquisition, reorganization,                 None
               arrangement, liquidation or succession

   3.1         Certificate of Incorporation                           *

   3.2         Bylaws                                                 *

    4          Instruments defining the rights of                     *
               security holders, including indentures

    9          Voting trust agreement                               None

  10.1         Proposed Stock Option and Incentive Plan               *

  10.2         Proposed Recognition and Retention Plan                *

  10.3         Employment Agreement with Larry E. Hermreck,           *
               Daryl R. Goettling, Margaret E. Teegarden and
               Dennis D. Hartman.

  10.4         Employee Stock Ownership Plan                          *

  10.5         Director Emeritus Agreements                           *

  10.6         Salary Continuation Agreement                          *

   11          Statement re: computation of per                     None
               share earnings

   12          Statement re: computation or ratios              Not required

   13          Annual Report to Security Holders                     13

   16          Letter re: change in certifying                      None
               accountant

   18          Letter re: change in accounting                      None
               principles

   21          Subsidiaries of Registrant                            21

                                                                Reference to
Regulation                                                     Prior Filing or
S-B Exhibit                                                    Exhibit Number
  Number                         Document                      Attached Hereto
-----------    ----------------------------------------------  ---------------
   22          Published report regarding matters                   None
               submitted to vote of security holders

   23          Consent of experts and counsel                       None

   24          Power of Attorney                                Not Required

   27          Financial Data Schedule                               27

   28          Information from reports furnished to                None
               State insurance regulatory authorities

   99          Additional exhibits                                  None

-------------------

    *Filed on June 21, 1996, as exhibits to the Registrant's Form SB-2 registration statement (Registration No. 333-6649), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

          (b)  Reports on Form 8-K - No Form 8-K was filed during the last
               -------------------
quarter of the year covered by this Form 10-KSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CBES BANCORP, INC.


Date: September 25, 1997          By: /s/ Larry E. Hermreck
                                      ------------------------------------------
                                      Larry E. Hermreck, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Larry E. Hermreck                   By:  /s/ Cecil E. Lamb
     ------------------------------------         ------------------------------
     Larry E. Hermreck, Chief Executive           Cecil E. Lamb, Director
       Officer
     (Principal Executive Officer)

Date: September 25, 1997                     Date: September 25, 1997


By:  /s/ Dennis Hartman                      By:  /s/ Robert McCrorey
     ------------------------------------         ------------------------------
     Dennis Hartman                               Robert McCrorey, Director
     Controller (Principal Accounting and
       Financial Officer)

Date: September 25, 1997                     Date: September 25, 1997


By:  /s/ Richard Cox                         By:  /s/ Edgar Radley
     ------------------------------------         ------------------------------
     Richard Cox, Director                        Edgar Radley, Director

Date: September 25, 1997                     Date: September 25, 1997


By:  /s/ Robert L. Lalumondier               By:  /s/ Rodney Rounkles
     ------------------------------------         ------------------------------
     Robert L. Lalumondier, Director              Rodney Rounkles, Director

Date: September 25, 1997                     Date: September 25, 1997

                              Index to Exhibits


Exhibit 13            1997 Annual Report to Stockholders
Exhibit 21            Subsidiaries of the Registrant
Exhibit 27            Financial Data Schedule