Form 10QSB
period 1997-09-30
CBES BANCORP INC
filed 1997-11-14
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    -------

                      Commission file number     0-21163
                                              ---------------


                               CBES BANCORP,INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                      DELAWARE                43-1753244
        --------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)
                       (IRS Employer Identification No.)


             1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
             -----------------------------------------------------
                   (Address of principal executive offices)


                                (816 630-6711)
                                --------------
                          (Issuer's telephone number)


                                NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO
                                     --    --

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


           Class                   Outstanding at November 10, 1997
---------------------------------  --------------------------------
 Common stock, .01 par value                    1,024,958

                       CBES BANCORP,INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

             Consolidated Statements of Financial Condition at
               September 30, 1997 (unaudited) and June 30, 1997........1

             Consolidated Statements of Earnings for the three
               months ended September 30, 1997 and 1996 (unaudited)....2

             Consolidated Statements of Stockholders' Equity for
               the three months ended September 30, 1997 (unaudited)...3

             Consolidated Statements of Cash Flows for the three
               months ended September 30, 1997 and 1996 (unaudited)....4

             Notes to Consolidated Financial Statements (unaudited)....5

       Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................6

PART II - OTHER INFORMATION...........................................11

SIGNATURES............................................................12

                      CBES BANCORP,INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     SEPTEMBER 30, 1997 AND JUNE 30, 1997


                                                                               September 30,   June 30
                      Assets                                                       1997          1997
                      ------                                                 --------------- ------------
                                                                                (unaudited)
Cash                                                                         $    631,689   $    588,056
Interest-bearing deposits in other financial institutions                       3,936,161      3,544,294
Investment securities available-for-sale (amortized cost of
 $1,000,375 and $1,000,750 respectively)                                          998,200        996,320
Investment securities held-to-maturity                                            100,000        100,000
Mortgage-backed securities held-to-maturity (estimated fair value
 of $107,523 and $156,176 respectively)                                           105,196        154,352
Loans held-for-sale, net                                                          845,672        696,617
Loans receivable, net                                                          95,241,917     90,320,430
Accrued interest receivable:
 Loans receivable                                                                 726,812        688,408
 Investment securities                                                              6,495         20,028
 Mortgage-backed securities                                                         1,399          1,697
Real Estate Owned                                                                 267,928        168,204
Stock in Federal Home Loan Bank (FHLB), at cost                                   810,700        810,700
Office property and equipment, net                                              1,274,501      1,237,823
Deferred income tax benefit                                                             -          7,000
Cash surrender value of life insurance and other assets                         1,688,576      1,742,557
                                                                              -----------   ------------
  Total assets                                                               $106,635,246   $101,076,486
                                                                             ============   ============

         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
    Deposits                                                                 $ 76,580,946     70,692,900
    FHLB advances and other borrowings                                          9,750,000     10,750,000
    Accrued expenses and other liabilities                                        807,791        741,009
    Accrued interest payable on deposits                                           97,694         97,966
    Advance payments by borrowers for property taxes and insurance                964,487        725,518
    Current income taxes payable                                                  380,115        294,604
    Deferred income taxes                                                          14,647              -
                                                                             ------------    -----------
              Total liabilities                                                88,595,680     83,301,997
                                                                             ------------    -----------

Stockholders' equity:
    Preferred stock, $.01 par, 500,000 shares authorized, none
       issued or outstanding                                                            -              -
    Common stock, $.01 par; 3,500,000 shares authorized, 1,024,958
       shares issued and outstanding                                               10,250         10,250
    Additional paid-in capital                                                  9,752,028      9,728,357
    Retained earnings, substantially restricted                                 8,988,283      8,777,980
    Unrealized losses on available-for-sale securities, net of tax)                (1,305)        (2,658
    Unearned employee benefits)                                                  (709,690)      (739,440
                                                                             ------------    -----------
              Total stockholders' equity                                       18,039,566     17,774,489
                                                                             ------------    -----------
              Total liabilities and stockholders' equity                     $106,635,246    101,076,486
                                                                             ============   ============


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP,INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)


                                        Three Months Ended
                                           September 30
                                       ---------------------
                                           1997       1996
                                       ----------  ---------
Interest income:
 Loans receivable                      $2,100,811  1,747,374
 Mortgage-backed securities                 1,938      5,945
 Investment securities                     11,398     26,767
 Loans held-for-sale                       15,943     13,680
 Other                                     37,876     20,401
                                       ----------  ---------
   Total interest income                2,167,966  1,814,167
                                       ----------  ---------

Interest expense:
 Deposits                                 882,891    761,056
 FHLB advances                            135,494    179,434
                                       ----------  ---------
   Total interest expense               1,018,385    940,490
                                       ----------  ---------

   Net interest income                  1,149,581    873,677

Provision for loan losses                  79,978     18,338
                                       ----------  ---------
   Net interest income after
    provision for loan losses           1,069,603    855,339
                                       ----------  ---------

Noninterest income:
 Gain on sale of loans, net                56,735     48,377
 Customer service charges                  61,816     51,861
 Loan servicing fees                       17,780     20,793
 Other                                     34,547     32,218
                                       ----------  ---------
   Total noninterest income               170,878    153,249
                                       ----------  ---------

Noninterest expense:
 Compensation and benefits                418,007    307,067
 Office property and equipment             79,494     71,145
 Data processing                           38,673     45,501
 Federal insurance premiums                11,413    492,269
 Advertising                               10,967      9,611
 Real estate owned and repossessed
  assets                                   27,931      6,878
 Other                                    157,878    112,840
                                       ----------  ---------
   Total noninterest expense              744,363  1,045,311
                                       ----------  ---------

   Earnings before income
    taxes                                 496,118    (36,723)

Income tax expense                        191,256    (18,921)
                                       ----------  ---------
   Net earnings                        $  304,862    (17,802)
                                       ==========  =========

Earnings per share                           $.32       (.02)
                                       ==========  =========


Average common shares outstanding         952,357    942,962
                                       ==========  =========



See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP,INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)



                                                                                   Net

                                                   Additional                   unrealized        Unearned          Total
                            Outstanding   Common    paid-in      Retained       gain (loss)       employee       stockholders'
                              shares       stock    capital      earnings      on securities      benefits          equity
                            -----------   ------   ----------    ---------     -------------      --------       ------------
Balance at June 30, 1997   1,024,958     $10,250   9,728,357     8,777,980        (2,658)         (739,440)        17,774,489

Net earnings                      -           -           -        304,862            -                 -             304,862

Dividends declared                -           -           -        (94,559)           -                 -             (94,559)
 ($.10 per share payable
  October 21, 1997)

Change in unrealized loss
 on securities available-
 for-sale, net of tax              -           -           -             -         1,353                -               1,353


Allocation of ESOP shares         -           -       23,671            -             -             29,750             53,421
                           ---------     -------   ---------     ---------        ------          --------         ----------

Balance at
September 30, 1997         1,024,958     $10,250   9,752,028     8,988,283        (1,305)         (709,690)        18,039,566
                           =========     =======   =========     =========        ======          ========         ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP,INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                             1997           1996
                                                                         -------------  ------------

Cash flows from operating activities:
   Net earnings                                                           $   304,862       (17,802)
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                               79,978        18,338
       Depreciation                                                            41,050        35,493
       Allocation of ESOP shares                                               53,421             -
       Proceeds from sale of loans held for sale                            3,098,557     3,634,378
       Originations of loans held for sale                                 (3,190,877)   (3,312,000)
       Gain on sale of loans, net                                             (56,735)      (48,378)
       Premium amortization and accretion of discounts and
          deferred loan fees                                                 (108,706)      (80,970)
       Deferred income taxes                                                   20,745        24,061
       Changes in assets and liabilities:
         Accrued interest receivable                                          (24,573)      (14,961)
         Other assets                                                          53,981      (299,552)
         Accrued expenses and other liabilities                                66,782       361,676
         Accrued interest payable on deposits                                    (272)        4,780
         Current income taxes payable                                          85,511      (106,803)
                                                                          -----------   -----------
          Net cash provided by operating activities                           423,724       198,260
                                                                          -----------   -----------

Cash flows from investing activities:
   Net increase in loans receivable                                        (4,992,108)   (2,272,381)
   Mortgage-backed securities principal repayments                             49,156        12,412
   Purchase of office property and equipment                                  (77,728)      (39,260)
                                                                          -----------   -----------
          Net cash used in by investing activities                        $(5,020,680)   (2,299,229)
                                                                          -----------   -----------

Cash flows from financing activities:
   Increase (decrease) in deposits                                        $ 5,888,046    (2,525,989)
   Proceeds from FHLB advances                                              2,500,000    11,000,000
   Repayments of FHLB advances                                             (3,500,000)  (11,000,000)
   Increase in advance payments by borrowers for property taxes
     and insurance                                                            238,969       232,821
   Issuance of common stock, net of issuance costs of $512,500                      -     8,917,120
   Dividends paid                                                             (94,559)            -
                                                                          -----------   -----------
          Net cash provided by financing activities                         5,032,456     6,623,952
                                                                          -----------   -----------

          Net increase in cash and cash equivalents                           435,500     4,522,983

Cash and cash equivalents at the beginning of the period                    4,132,350     3,459,359
                                                                          -----------   -----------
Cash and cash equivalents at the end of the period                        $ 4,567,850     7,982,342
                                                                          ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                            $    85,000        63,821
                                                                          ===========   ===========

  Cash paid during the period for interest                                $ 1,018,113       935,710
                                                                          ===========   ===========

Supplemental schedule of noncash investing and financing activities:
  Conversion of loans to real estate owned                                $    99,724            -
                                                                          ===========   ===========
  Dividends declared and payable October 21, 1997                         $    94,559            -
                                                                          ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP,INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1997


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

(2)      BASIS OF PREPARATION
         --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month period ended September 30, 1997 is not necessarily indicative of the results which may be expected for the entire year. The June 30, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(3)      PRO FORMA EARNINGS PER SHARE
         ----------------------------

On September 27, 1996, 1,024,958 shares of the Company's stock were issued, including 81,996 shares issued to the ESOP. Earnings per share of common stock have been determined by dividing net earnings for the period by the weighted average number of shares of common stock outstanding, less unallocated ESOP shares.

(4)      EMPLOYEE STOCK OWNERSHIP PLAN
         -----------------------------

All employees meeting age and service requirements are eligible to participate in an ESOP established on September 27, 1996. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. The ESOP purchased 81,996 shares in the Bank's conversion. The ESOP expense for the three months ended September 30, 1997 was $53,421.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp,Inc. and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (collectively the Bank) at September 30, 1997 to the financial condition at June 30, 1997, its fiscal year-end, and the results of operations for the three months ended September 30, 1997, with the same periods in 1996. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch office located in Kearney, Clay County, Missouri. The Bank plans to open a full service branch office in Liberty, Missouri in early 1998. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the community it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two insurance funds administered by the FDIC. In the third calendar quarter of 1995, the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the BIF achieving its
statutory reserve ratio.   The reduced  premium created a  significant
disparity in deposit insurance expense causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996 provided for a one-time special assessment of .657% of the Bank's SAIF insured deposits at March 31, 1995. The purpose of the assessment was to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank charged $441,000 against earnings for the quarter ended September 30, 1996. Although the special one-time assessment significantly increased noninterest expense for that quarter, the anticipated reduction in the premium schedule will reduce the Bank's federal insurance premiums for the future periods.

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

FINANCIAL CONDITION
-------------------

Total assets increased $5.6 million, or 5.5%, to $106.6 at September 30, 1997 from $101.1 million at June 30, 1997. This was primarily due to an increase in loans receivable, net of $5.1 million, which were funded with deposits.

Loans receivable, net increased by $5.1 million, or 5.6%, to $96.1 million at September 30, 1997 from $91.0 million at June 30, 1997 primarily due to an increase in one-to-four family portfolio loans of $2.3 million, an increase in one-to-four family construction loans of $1.9 million, and an increase in five-or-more dwelling portfolio loans of $1.0 million.

Deposits increased $5.9 million, or 8.3%, to $76.6 million at September 30, 1997 from $70.7 million at June 30, 1997. The increase in deposits is due to $5.9 million in new certificates of deposit.

FHLB advances decreased $1.0 million, or 9.3%, to $9.8 million at September 30, 1997 from $10.8 million at June 30, 1997. The decrease is primarily due to $1.0 million in new certificates of deposit being used to pay down FHLB advances.

Total equity increased $0.3 million, or 1.5%, to $18.0 million at September 30, 1997 primarily due to earnings for the quarter ended September 30, 1997 of $0.3 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
-----------------------------------------------------------------------------
1996
----

Performance Summary. For the three months ended September 30, 1997, the Company had net earnings of $305,000 compared to a net loss of $18,000 for the quarter ended September 30, 1996. The increase in earnings was primarily due to an increase in interest income of $354,000, and a decrease in non-interest expense of $301,000, offset by an increase in interest expense of $78,000, an increase in the provision for loan losses of $62,000, and an increase in income taxes of $210,000.

Net Interest Income. For the three months ended September 30, 1997, net interest income increased by $276,000, or 31.6%, to $1,150,000 from $874,000 for the three months ended September 30, 1996. The increase reflected an increase of $354,000 in interest income, to $2,168,000 from $1,814,000, and an increase of $78,000 in interest expense to $1,018,000 from $940,000.

Provision for Loan Losses. During the three months ended September 30, 1997, the Bank charged $80,000 against earnings as a provision for loan losses compared to a provision of $18,000 for the three months ended September 30, 1996. The increase in provision for loan losses is a result of an overall increase in the loan portfolio, and in particular one-to-four family construction loans, one-to-four family portfolio loans, and five-or-more dwelling loans. This charge resulted in an allowance for loan losses of $511,000 or .54% of loans receivable, net at September 30, 1997 compared to $436,000, or .48% of loans receivable, net at June 30, 1997. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognize the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended September 30, 1997, non-interest income increased $18,000 to $171,000 from $153,000 for the prior year period primarily due to an increase in the gain on sale of loans, net,of $8,000, and an increase in customer service charges of $10,000 during the three months ended September 30, 1997.

Non-Interest Expense. Non-interest expense decreased by $301,000 to $744,000 for the three months ended September 30, 1997 from $1,045,000 for the three months ended September 30, 1996. During the quarter ended September 30, 1996, the company paid a $441,000 one-time special SAIF assessment. Personnel costs increased $111,000 in 1997 compared to 1996, primarily due to expense associated with the ESOP plan and new employees.

NONPERFOMING ASSETS
-------------------

On September 30, 1997, nonperforming assets were $630,000 compared to $1,157,000 on June 30, 1997. The balance of the Bank's allowance for loan losses was $511,000 or 81.1% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1997:

                                Actual           Required          Excess
                            amount/percent    amount/percent   amount/percent
                            --------------    --------------   --------------
                                           (Dollars in thousands)

     Tangible               $12,883  12.09%    $1,599   1.50%  $11,284  10.59%
     Core leverage capital   12,883  12.09%     3,199   3.00%    9,684   9.09%
     Risk-based capital      13,243  15.10%     7,017   8.00%    6,226   7.10%

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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at September 30, 1997 and June 30, 1997 were 6.38% and 6.37%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at September 30, 1997 and 1996 were $4.6 million and $8.0 million respectively.

Cash flows from operating activities. Net cash provided by operating activities increased to $424,000 for the three months ended September 30, 1997 from $198,000 for the three months ended September 30, 1996. The increase was primarily due to an increase in net earnings of $323,000, an increase in the change in other assets of $354,000, an increase in the change in current income taxes payable of $192,000, and a decrease in originations of loans held-for-sale of $121,000, offset by a decrease in the proceeds from the sale of loans held-for-sale of $536,000, and a decrease in the change in accrued expenses and other liabiities of $295,000.

Cash flows from investing activities. Net cash used in investing activities was $5.0 million during the three months ended September 30, 1997 compared to $2.3 million provided by investing activities during the same period in 1996. The change was primarily due to an increase in loans receivable of $5.0 million during the three months ended September 30, 1997 from a $2.3 million increase during the same period in 1996.

Cash flows from financing activities. Net cash provided by financing activities was $5.0 million for the three months ended September 30, 1997 compared to $6.6 million during the same period in 1996. The decrease in cash flows from financing activities is primarily due to an increase in deposits of $8.4 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

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

         Not applicable.

Item 5.  Other Information
         -----------------

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

                      CBES Bancorp, Inc. and Subsidiaries
                      -----------------------------------
                                 (Registrant)


               Date:    11-10-97
                    -----------------------------------------------

               By:  /s/ Larry E. Hermreck
                    -----------------------------------------------
                      Larry E. Hermreck, Chief Executive
                    Officer and Secretary (Duly Authorized Officer)



               Date: November 10, 1997
                    -----------------------------------------------

               By:  /s/ Dennis D. Hartman
                    -----------------------------------------------
                      Dennis D. Hartman, Controller and
                      Chief Financial Officer (Principal
                               Financial Officer)