Form 10QSB
period 1997-12-31
CBES BANCORP INC
filed 1998-02-17
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                      COMMISSION FILE NUMBER   0-21163
                                            ------------


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

                                 (816 630-6711)
                          ---------------------------
                          (Issuer's telephone number)

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

                                 YES  X    NO
                                    -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

               Class                       Outstanding at February 5, 1998
      ---------------------------          -------------------------------

      Common stock, .01 par value                      1,012,851

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements:

        Consolidated Statements of Financial Condition at December 31,
          1997 and June 30, 1997.......................................... 1

        Consolidated Statements of Earnings for the three months and six months ended December 31, 1997 and 1996......................... 2

        Consolidated Statements of Stockholders' Equity for the six
          months ended December 31, 1997.................................. 3

        Consolidated Statements of Cash Flows for the six months ended
          December 31, 1997 and 1996...................................... 4

        Notes to Consolidated Financial Statements........................ 5

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................. 7

PART II - OTHER INFORMATION...............................................11

SIGNATURES................................................................12

                      CBES BANCORP,INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      DECEMBER 31, 1997 AND JUNE 30, 1997

                                                                          December 31,       June 30,
           Assets                                                            1997              1997
           ------                                                        ------------     ------------
                                                                          (unaudited)
Cash                                                                     $    821,830          588,056
Interest-bearing deposits in other financial institutions                   5,360,526        3,544,294
Investment securities available-for-sale (amortized cost of
   $1,000,750 at June 30, 1997)                                                     -          996,320
Investment securities held-to-maturity                                        100,000          100,000
Mortgage-backed securities held-to-maturity (estimated fair value
    of $98,702 and $156,176 respectively)                                      97,011          154,352
Loans held-for-sale, net                                                    1,089,502          696,617
Loans receivable, net                                                      98,591,969       90,320,430
Accrued interest receivable:
    Loans receivable                                                          791,844          688,408
    Investment securities                                                       2,167           20,028
    Mortgage-backed securities                                                  1,295            1,697
Real Estate Owned                                                             242,418          168,204
Stock in Federal Home Loan Bank (FHLB), at cost                               810,700          810,700
Office property and equipment, net                                          1,405,098        1,237,823
Deferred income tax benefit                                                         -            7,000
Cash surrender value of life insurance and other assets                     1,812,982        1,742,557
                                                                         ------------      -----------
              Total assets                                               $111,127,342      101,076,486
                                                                         ============      ===========
           Liabilities and Stockholders' Equity
           ------------------------------------

Liabilities:
    Deposits                                                             $ 80,094,860       70,692,900
    FHLB advances and other borrowings                                     12,250,000       10,750,000
    Accrued expenses and other liabilities                                    768,575          741,009
    Accrued interest payable on deposits                                       94,645           97,966
    Advance payments by borrowers for property taxes and insurance            213,372          725,518
    Current income taxes payable                                              152,579          294,604
    Deferred income taxes                                                      15,517                -
                                                                         ------------      -----------
              Total liabilities                                            93,589,548       83,301,997
                                                                         ------------      -----------

Stockholders' equity:
    Preferred stock, $.01 par, 500,000 shares authorized, none issued
        or outstanding                                                              -                -
    Common stock, $.01 par; 3,500,000 shares authorized, 1,031,851
        and 1,024,958 shares issued, respectively                              10,319           10,250
    Additional paid-in capital                                              9,845,579        9,728,357
    Retained earnings, substantially restricted                             9,105,499        8,777,980
    Unrealized losses on available-for-sale securities, net of tax                  -           (2,658)
    Treasury stock, 10,000 shares at cost                                    (218,000)               -
    Unearned recognition and retention plan shares                           (532,643)               -
    Unearned employee ESOP shares                                            (672,960)        (739,440)
                                                                         ------------      -----------
              Total stockholders' equity                                   17,537,794       17,774,489
                                                                         ------------      -----------
              Total liabilities and stockholders' equity                 $111,127,342      101,076,486
                                                                         ============      ===========

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP,INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                                             Three Months Ended                    Six Months Ended
                                                                 December 31                          December 31
                                                        ----------------------------        ----------------------------
                                                            1997            1996                 1997           1996
                                                        ------------    ------------        ------------    ------------
Interest income:
    Loans receivable                                    $  2,208,037       1,773,371           4,308,848       3,520,745
    Mortgage-backed securities                                 1,961           5,688               3,899          11,633
    Investment securities                                      8,178          15,696              19,576          42,462
    Loans held-for-sale                                       26,710           9,754              42,654          23,435
    Other                                                     46,373          15,938              84,248          36,339
                                                        ------------    ------------        ------------    ------------
          Total interest income                            2,291,259       1,820,447           4,459,225       3,634,614
                                                        ------------    ------------        ------------    ------------
Interest expense:
    Deposits                                                 945,511         729,842           1,828,401       1,490,897
    FHLB advances                                            156,318          91,264             291,813         270,698
                                                        ------------    ------------        ------------    ------------
          Total interest expense                           1,101,829         821,106           2,120,214       1,761,595
                                                        ------------    ------------        ------------    ------------

          Net interest income                              1,189,430         999,341           2,339,011       1,873,019

Provision for loan losses                                     41,588          13,934             121,566          32,273
                                                        ------------    ------------        ------------    ------------
          Net interest income after
           provision for loan losses                       1,147,842         985,407           2,217,445       1,840,746
                                                        ------------    ------------        ------------    ------------
Noninterest income:
    Gain on sale of loans, net                                91,109          38,992             147,844          87,370
    Customer service charges                                  54,461          55,305             116,277         107,166
    Loan servicing fees                                       17,224          20,684              35,003          41,477
    Other                                                     29,478          28,679              64,026          60,898
                                                        ------------    ------------        ------------    ------------
          Total noninterest income                           192,272         143,660             363,150         296,911
                                                        ------------    ------------        ------------    ------------
Noninterest expense:
    Compensation and benefits                                675,872         351,130           1,093,879         658,197
    Office property and equipment                             86,912          76,287             166,405         147,432
    Data processing                                           43,138          38,768              81,811          84,269
    Federal insurance premiums                                11,585          18,874              22,998         511,143
    Advertising                                               18,194          24,460              29,161          34,072
    Real estate owned and repossessed assets                     249           2,441              28,181           9,319
    Other                                                    171,632         126,850             329,510         239,689
                                                        ------------    ------------        ------------    ------------
          Total noninterest expense                        1,007,582         638,810           1,751,945       1,684,121
                                                        ------------    ------------        ------------    ------------

          Earnings before income taxes                       332,532         490,257             828,650         453,536

Income tax expense                                           121,066         189,149             312,322         170,229
                                                        ------------    ------------        ------------    ------------
          Net earnings                                  $    211,466         301,108             516,328         283,307
                                                        ============    ============        ============    ============
Earnings per share-basic and diluted                    $        .22             .32                 .54             .30
                                                        ============    ============        ============    ============

Basic weighted average shares                                975,533         944,282             964,215         943,622

Common stock equivalents-stock options                         5,630               -                 401               -
                                                        ------------    ------------        ------------    ------------

Diluted weighted average shares                              981,163         944,282             964,616         943,622
                                                        ============    ============        ============    ============

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP,INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                              Additional
                                              Issued          Common           paid-in          Retained        Treasury
                                              shares           stock           capital          earnings          stock
                                           -------------    -------------    -------------    -------------    -------------

Balance at June 30, 1997                       1,024,958    $      10,250        9,728,357        8,777,980                -

Net earnings                                           -                -                -          516,328                -

Dividends declared                                     -                -                -         (188,809)               -
($.10 per share payable
 January 22, 1998)

Change in unrealized loss
 on securities available-
 for-sale, net of tax                                  -                -                -                -                -

Purchase of 40,000 shares
 of Treasury Stock                                     -                -                -                -         (875,750)

Adoption of recogntion
 and retention plan (RRP)                          6,893               69           52,371                -          657,750

Amortization of RRP                                    -                -                -                -                -

Allocation of ESOP shares                              -                -           64,851                -                -
                                           -------------    -------------    -------------    -------------    -------------

Balance at December 31, 1997                   1,031,851    $      10,319        9,845,579        9,105,499         (218,000)
                                           =============    =============    =============    =============    =============


                                                              Unearned        Unearned
                                               Net            employee       recognition
                                            unrealized         stock         & retention         Total
                                           gain (loss)        ownership          plan         stockholders'
                                           on securities       shares           shares           equity
                                           -------------    -------------    -------------    -------------

Balance at June 30, 1997                          (2,658)        (739,440)               -       17,774,489

Net earnings                                           -                -                -          516,328

Dividends declared                                     -                -                -         (188,809)
($.10 per share payable
 January 22, 1998)

Change in unrealized loss
 on securities available-
 for-sale, net of tax                              2,658                -                -            2,658

Purchase of 40,000 shares
 of Treasury Stock                                     -                -                -         (875,750)

Adoption of recogntion
 and retention plan (RRP)                              -                -         (710,190)               -

Amortization of RRP                                    -                -          177,547          177,547

Allocation of ESOP shares                              -           66,480                -          131,331
                                           -------------    -------------    -------------    -------------

Balance at December 31, 1997                           -         (672,960)        (532,643)      17,537,794
                                           =============    =============    =============    =============

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP,INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                  1997            1996
                                                                               -----------     -----------
Cash flows from operating activities:
   Net earnings                                                                $   516,328         283,307
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                                   121,566          32,273
       Depreciation                                                                 86,386          71,859
       Amortization of RRP                                                         177,547               -
       Allocation of ESOP shares                                                   131,331          36,010
       Proceeds from sale of loans held for sale                                 8,322,405       6,423,880
       Originations of loans held for sale                                      (8,567,446)     (6,169,485)
       Gain on sale of loans, net                                                 (147,844)        (87,370)
       Premium amortization and accretion of discounts and
          deferred loan fees                                                      (235,855)       (160,540)
       Deferred income taxes                                                        20,745          24,061
       Changes in assets and liabilities:
         Accrued interest receivable                                               (85,173)         (1,525)
         Other assets                                                              (70,425)        102,179
         Accrued expenses and other liabilities                                     27,566        (156,048)
         Accrued interest payable on deposits                                       (3,321)        (20,908)
         Current income taxes payable                                             (142,025)         82,347
                                                                               -----------     -----------
          Net cash provided by operating activities                                151,785         460,040
                                                                               -----------     -----------
Cash flows from investing activities:
   Net increase in loans  receivable                                            (8,230,714)     (3,526,800)
   Mortgage-backed securities principal repayments                                  57,341          43,180
   Maturing securities                                                           1,000,000       1,000,000
   Purchase of office property equipment                                          (253,661)        (56,150)
                                                                               -----------     -----------
          Net cash used in  investing activities                               $(7,427,034)     (2,539,770)
                                                                               -----------     -----------


Cash flows from financing activities:
   Decrease in deposits                                                        $ 9,401,960      (3,385,508)
   Proceeds from FHLB advances                                                   6,000,000      16,500,000
   Repayments of FHLB advances                                                  (4,500,000)    (20,000,000)
   Decrease in advance payments by borrowers for property taxes
     and insurance                                                                (512,146)       (439,502)
   Issuance of common stock, net of issuance costs of $512,500                           -       8,917,120
   Dividends paid                                                                 (188,809)              -
   Treasury stock purchased                                                       (875,750)              -
                                                                               -----------     -----------
         Net cash provided by financing activities                               9,325,255       1,592,110
                                                                               -----------     -----------

          Net increase (decrease) in cash and cash equivalents                   2,050,006        (487,620)

Cash and cash equivalents at the beginning of the period                         4,132,350       3,459,359
                                                                               -----------     -----------
Cash and cash equivalents at the end of the period                             $ 6,182,356       2,971,739
                                                                               ===========     ===========
Supplemental disclosure of cash flow information:

 Cash paid during the period for income taxes                                  $   433,602          63,821
                                                                               ===========     ===========
 Cash paid during the period for interest                                      $ 2,123,535       1,782,503
                                                                               ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP,INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               DECEMBER 31, 1997

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

(2)      BASIS OF PREPARATION
         --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month and six month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The June 30, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(3)      EARNINGS PER SHARE
         ------------------

Effective for the quarter ending December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128. Under this statement basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

(5)      EMPLOYEE STOCK OWNERSHIP PLAN
         -----------------------------

All employees meeting age and service requirements are eligible to participate in an ESOP established on September 27, 1996. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. The ESOP purchased 81,996 shares in the Bank's conversion. The ESOP expense for the three months and six months ended December 31, 1997 was $77,911 and $131,331 respectively.

(6)      CAPITAL STOCK TRANSACTIONS
         --------------------------

In December 1997, the Company completed the purchase of 40,000 shares for $875,750. This purchase was the first purchase in the Company's plan to acquire 92,244 shares in a buyback program to be completed by December 1, 1998.

(7)      STOCK OPTION AND RECOGNITION AND RETENTION PLAN
         -----------------------------------------------

Stock Option and Recognition and Retention Plan

The shareholders approved the adoption of a stock option plan and a recognition and retention plan (RRP) in October 1997.

Under the RRP, common stock aggregating 40,998 shares may be awarded to certain officers and directors of the Company. In October 1997, the Company awarded 36,893 shares with a market value of $710,190. These shares have been reflected as unearned employee benefits in the accompanying consolidated balance sheet. Under the provisions of the RRP, the participants immediately vested in twenty percent of the shares and vest in the remaining shares in twenty percent increments over the next four years. As the awards vest, they are reflected as compensation expense. The amortization of the RRP awards during the quarter ended December 31, 1997 was $177,547. The unamortized cost of the RRP awards at December 31, 1997 was $532,643.

Under the stock option plan, options to acquire 102,495 shares of the Company's common stock may be granted to certain officers and directors of the Company. In October 1997, the Company awarded options to acquire 92,247 shares of stock. The options enable the recipients to purchase stock at an excercise price equal to the fair market value of the stock at the date of grant ($19.25). Under provisions of the stock option plan, the participants immediately vested in twenty percent of the options and vest in the remaining shares in twenty percent increments over the next four years. No stock options have been excercised by the recipients during the quarter ended December 31, 1997.

SFAS No. 123, "Accounting for Stock-Based Compensation" requires pro forma disclosures for companies that do not adopt its fair value method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock options granted during the six months ended December 31, 1997. No compensation cost was actually recognized for stock options for the six months ended December 31, 1997.


           Net income as reported                   $516,328
           Pro forma net income                     $474,138

           Basic earnings per share as reported     $   0.54
           Basic pro forma earnings per share       $   0.49


The fair value of options granted of $92,247 was estimated using the following weighted-average information: risk-free interest rate of 5.51%, expected life of 8 years, expected volatility of stock price of 5.07%, and expected dividends of 2.24% per year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp,Inc. (the Company) and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the Bank) at December 31, 1997 to the financial condition at June 30, 1997, its fiscal year-end, and the results of operations for the three months and six months ended December 31, 1997, with the same periods in 1996. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch office located in Kearney, Clay County, Missouri. The Bank plans to open a full service branch in Liberty, Missouri in early 1998. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the community it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are
the two insurance funds administered by the FDIC.   Legislation enacted on
September 30, 1996 provided for a one-time special assessment of .657% of the Bank's SAIF insured deposits at March 31, 1995. The purpose of the assessment was to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank charged $441,000 against earnings for the quarter ended September 30, 1996. Although the special one-time assessment significantly increased noninterest expense for that quarter, the reduction in the premium schedule is reducing the Bank's federal insurance premiums for the future periods.

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

FINANCIAL CONDITION
-------------------

Total assets increased $10.1 million, or 9.9%, to $111.1 at December 31, 1997 from $101.1 million at June 30, 1997. This was primarily due to an increase in loans receivable, net of $8.7 million, which were funded primarily with deposits.

Loans receivable, net increased by $8.7 million, or 9.6%, to $99.7 million at December 31, 1997 from $91.0 million at June 30, 1997 due to increases in one-to-four family portfolio loans of $2.0 million and an increase in one-to-four family construction loans of $6.7 million.

Deposits increased $9.4 million, or 13.3%, to $80.1 million at December 31, 1997 from $70.7 million at June 30, 1997. The increase in deposits is primarily due to $8.7 million in new certificates of deposit.

FHLB advances increased $1.5 million, or 13.9%, to $12.3 million at December 31, 1997 from $10.8 million at June 30, 1997. The increase in FHLB advances was primarily used to increase liquidity.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND
--------------------------------------------------------------------------------
1996
----

Performance Summary. In the quarter ended December 31, 1997, the Company had net earnings of $211,000 compared to net earnings of $301,000 for the quarter ended December 31, 1996. The decrease in earnings was primarily due to an increase in interest income of $471,000, an increase in gain on the sale of loans of $52,000, a decrease in income taxes of $68,000, offset by an increase in interest expense of $281,000, an increase in provision for loan loss of $28,000, an increase in compensation of $325,000, and an increase in other non-interest expense of $45,000.

Net Interest Income. For the three months ended December 31, 1997, net interest income increased by $190,000, or 19.0%, to $1,189,000 from $999,000 for the three months ended December 31, 1996. The increase reflected an increase of $471,000 in interest income, to $2,291,000 from $1,820,000 and an increase of $281,000 in interest expense to $1,102,000 from $821,000.

Provision for Loan Losses. During the three months ended December 31, 1997, the Bank charged $42,000 against earnings as a provision for loan losses compared to a provision of $14,000 for the three months ended December 31, 1996. The increase in provision for loan losses is a result of an overall increase in the loan portfolio, and in particular one-to-four family construction loans, and one-to-four family portfolio loans. This provision resulted in an allowance for loan losses of $544,000 or .55% of loans receivable, net at December 31, 1997 compared to $436,000, or .48% of loans receivable, net at June 30, 1997. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended December 31, 1997, noninterest income increased $48,000 to $192,000 from $144,000 for the prior year period primarily due to an increase in gain on the sale of loans of $52,000, offset by a decrease in loan servicing fees of $3,000.

Non-Interest Expense. Noninterest expense increased by $369,000 to $1,008,000 for the three months ended December 31, 1997 from $639,000 for the three months ended December 31, 1996. Of this increase, $325,000 was attributable to compensation, of which $43,000 was due to the ESOP plan, $183,000 was due to the adoption of the Recognition and Retention plan, of which $146,000 was due to the immediate vesting and $37,000 was an accrual for vesting for the upcoming year, and $98,000 was due to an increase in the number of employees and general wage increases. The increase in employees is due to staffing associated with opening the new branch in Liberty, Missouri in early 1998.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND
------------------------------------------------------------------------------
1996
----

Performance Summary. In the six months ended December 31, 1997, the Company had net income of $516,000 compared to net earnings of $283,000 for the six months ended December 31, 1996. The increase in earnings was primarily due to an increase in interest income of $825,000, an increase in gain on the sale of loans of $60,000, a decrease in Federal Insurance premiums of $488,000, primarily due to the one-time special assessment of $441,000 to recapitalize SAIF charged in September of 1996, offset by an increase in interest expense of $359,000, an increase in the provision for loan loss of $89,000, an increase in compensation of $436,000, an increase in office property and equipment of $19,000, an increase in other non-interest expense of $90,000, and an increase in income taxes of $142,000.

Net Interest Income. For the six months ended December 31, 1997, net interest income increased by $466,000, or 24.9%, to $2,339,000 from $1,873,000 for the six months ended December 31, 1996. The increase reflected an increase of $825,000 in interest income, to $4,459,000 from $3,635,000, offset by an increase of $359,000 in interest expense to $2,120,000 from $1,761,000.

Provision for Loan Losses. During the six months ended December 31, 1997, the Bank charged $122,000 against earnings as a provision for loan losses compared to a provision of $32,000 for the six months ended December 31, 1996. The increase in provision for loan losses is a result of an overall increase in the loan portfolio, and in particular one-to-four family construction loans, and
one-to-four family portfolio loans.   This provision resulted in an allowance
for loan losses of $544,000 or .55% of loans receivable, net at December 31, 1997 compared to $436,000, or .48% of loans receivable, net at June 30, 1997.

Noninterest Income. For the six months ended December 31, 1997, noninterest income increased $66,000 to $363,000 from $297,000 for the prior year period primarily due to an increase in gain on the sale of loans of $60,000.

Noninterest Expense. Noninterest expense increased by $68,000 to $1,752,000 for the six months ended December 31, 1997 from $1,684,000 for the six months ended December 31, 1996. Of this increase, $436,000 was attributable to compensation, of which $98,000 was due to the ESOP plan, $183,000 was due to the adoption of the Recognition and Retention plan, and $151,000 was due to an increase in the number of employees and general wage increases. The increase in employees is due to staffing associated with opening the new branch in Liberty, Missouri in early 1998.

NONPERFOMING ASSETS
-------------------

On December 31, 1997, nonperforming assets were $600,000 compared to $1,157,000 on June 30, 1997. The balance of the Bank's allowance for loan losses was $544,000 or 90.6% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1997:

                                                           Actual          Required         Excess
                                                       amount/percent   amount/percent  amount/percent
                                                       ---------------  --------------  ---------------
                                                                     (Dollars in thousands)
     Tangible capital                                  $13,347  12.01%  $1.667   1.50%  $11,680  10.51%
     Core leverage capital                              13,347  12.01%   3,333   3.00%   10,014   9.01%
     Risk-based capital                                 13,730  14.89%   7,376   8.00%    6,354   6.89%

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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at December 31, 1997 and June 30, 1997 were 6.68% and 6.37%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at December 31, 1997 and 1996 were $6,182,356 and $2,971,739 respectively.

Cash flows from operating activities. Net cash provided by operating activities decreased to $152,000 for the six months ended December 31, 1997 from $460,000 for the six months ended December 31, 1996. The decrease was primarily due to an increase in net earnings of $233,000, an increase in the proceeds from the sale of loans held for sale of $1,899,000, amortization of the recognition and retention plan of $178,000 adopted October 28, 1998, and an increase in the change of accrued expenses and other liabilities of $184,000, offset by an increase in the originations of loans held for sale of $2,398,000, a decrease in the change in other assets of $173,000, and a decrease in the change in current income taxes payable of $224,000.

Cash flows from investing activities. Net cash of $7.4 million was used in investing activities for the six months ended December 31, 1997 versus $2.5 million for the six months ended December 31, 1996. The decrease was primarily due to an increase in loans receivable of $8.2 million during the six months
ended December 31, 1997   versus a $3.5 million increase during the same period
in 1996.

Cash flows from financing activities. Net cash provided by financing activities was $9.3 million for the six months ended December 31, 1997 compared to $1.6 million during the same period in 1996. The increase in cash flows from financing activities is primarily due to an increase in deposits of $9.4 million for the six months ended December 31, 1997 versus a decrease of $3.4 million for the same period in 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       On October 28, 1997 the Company held its annual meeting of stockholders to consider the election of two directors of the Company, to ratify the adoption of the 1997 Stock Option and Incentive Plan, to ratify the adoption of the Recognition and Retention Plan, and to ratify the appointment of KPMG Peat Marwick LLP as the auditors of the Company for the fiscal year ending June 30, 1998. The results of the meeting were as follows:

       Edgar L. Radley was elected to serve as a director of the Company with 870,219 votes for and 11,100 votes withheld.

       Rodney G. Rounkles was elected to serve as a director of the Company with 870,294 votes for and 11,025 votes withheld.

       The CBES Bancorp, Inc. 1997 Stock Option and Incentive Plan was approved with 563,356 votes for, 36,538 votes against, 1,000 votes abstaining, and 280,425 broker non-votes.

       The CBES Bancorp, Inc. Recognition and Retention Plan was approved with 555,855 votes for, 45,413 votes against, 1,025 votes abstaining, and 279,826 broker non-votes.

       The appointment of KPMG Peat Marwick LLP to act as the Company's auditors for the fiscal year ending June 30, 1998 was ratified with 858,619 votes for and 22,500 votes against.

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



                                   CBES Bancorp, Inc. and Subsidiaries
                            ----------------------------------------------------
                                               (Registrant)


                       Date:              February 11, 1998
                            ----------------------------------------------------

                       By:    /s/ Larry E. Hermreck
                            ----------------------------------------------------
                                  Larry E. Hermreck, Chief Executive Officer
                                   and Secretary (Duly Authorized Officer)


                       Date:              February 11, 1998
                            ----------------------------------------------------

                       By:    /s/  Dennis D. Hartman
                            ----------------------------------------------------
                                   Dennis D. Hartman, Controller and Chief
                               Financial Officer (Principal Finacial Officer)