Form 10QSB
period 1998-03-31
CBES BANCORP INC
filed 1998-05-15
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ----------  ----------

                     Commission file number     0-21163
                                              -----------


                               CBES BANCORP, INC.
                               ------------------
       (Exact name of small business issuer as specified in its charter)


                              Delaware 43-1753244
      ------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                       (IRS Employer Identification No.)


             1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
             -----------------------------------------------------
                    (Address of principal executive offices)

                                 (816 630-6711)
                                 --------------
                          (Issuer's telephone number)

                                Not Applicable
                              ------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No
                                      --   --

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             Class                      Outstanding at May 5, 1998
   ---------------------------          --------------------------

   Common stock, .01 par value                     969,607

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               Table of Contents


PART I - FINANCIAL INFORMATION

            Item 1. Financial Statements:

                Consolidated Statements of Financial Condition at
                 March 31, 1998 (unaudited) and June 30, 1997 .....................................1

                Consolidated Statements of Earnings for the three
                 months months ended March 31, 1998 and 1997 (unaudited) ..........................2

                Consolidated Statements of Stockholders' Equity for
                 the nine months ended March 31, 1998 (unaudited) .................................3

                Consolidated Statements of Cash Flows for the nine
                 months ended March 31, 1998 and 1997 (unaudited) .................................4

                Notes to Consolidated Financial Statements (unaudited) ............................5

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ....................................7

PART II - OTHER INFORMATION ......................................................................12

SIGNATURES .......................................................................................13


                      CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                        March 31, 1998 and June 30, 1997


                                                       March 31,      June 30,
                    Assets                               1998           1997
                    ------                               ----           ----
                                                     (unaudited)

Cash                                                $    703,987       588,056
Interest-bearing deposits in other financial
 institutions                                          5,519,743     3,544,294
Investment securities available-for-sale
 (amortized cost of $1,000,750 at June 30, 1997)               -       996,320
Investment securities held-to-maturity                    98,000       100,000
Mortgage-backed securities held-to-maturity
 (estimated fair value of $91,663 and $156,176
 respectively)                                            89,812       154,352
Loans held-for-sale, net                               2,072,845       696,617
Loans receivable, net                                102,695,984    90,320,430
Accrued interest receivable:
  Loans receivable                                       875,869       688,408
  Investment securities                                      531        20,028
  Mortgage-backed securities                               1,199         1,697
Real Estate Owned                                         30,723       168,204
Stock in Federal Home Loan Bank (FHLB), at cost          810,700       810,700
Office property and equipment, net                     1,650,685     1,237,823
Deferred income tax benefit                                    -         7,000
Cash surrender value of life insurance and other
 assets                                                1,876,982     1,742,557
                                                    ------------   -----------
     Total assets                                   $116,427,060   101,076,486
                                                    ============   ===========

    Liabilities and Stockholders' Equity
    ------------------------------------

Liabilities:
  Deposits                                          $ 82,942,951    70,692,900
  FHLB advances and other borrowings                  15,250,000    10,750,000
  Accrued expenses and other liabilities                 914,544       741,009
  Accrued interest payable on deposits                   118,602        97,966
  Advance payments by borrowers for property
   taxes and insurance                                   454,039       725,518
  Current income taxes payable                           162,011       294,604
  Deferred income taxes                                   15,517             -
                                                    ------------   -----------
     Total liabilities                                99,857,664    83,301,997
                                                    ------------   -----------

Stockholders' equity:
  Preferred stock, $.01 par, 500,000 shares
   authorized, none issued or outstanding                      -             -
  Common stock, $.01 par; 3,500,000 shares
   authorized, 1,031,851 and 1,024,958 shares
   issued, respectively                                   10,319        10,250
  Additional paid-in capital                           9,881,061     9,728,357
  Retained earnings, substantially restricted          9,255,486     8,777,980
  Unrealized losses on available-for-sale
   securities, net of tax                                      -        (2,658)
  Treasury stock, 92,244 shares at cost               (1,433,157)            -
  Unearned employee ESOP shares                         (647,180)     (739,440)
  Unearned recognition and retention plan shares        (497,133)            -
                                                    ------------   -----------
     Total stockholders' equity                       16,569,396    17,774,489
                                                    ------------   -----------
     Total liabilities and stockholders' equity     $116,427,060   101,076,486
                                                    ============   ===========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                                  (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                          March 31               March 31
                                     ------------------     -----------------
                                      1998        1997       1998       1997
                                     ------      ------     ------     ------
Interest income:
    Loans receivable              $ 2,262,201  1,855,820   6,571,049  5,376,565
    Mortgage-backed securities          1,811      3,955       5,710     15,588
    Investment securities                 135     12,331      19,711     54,793
    Loans held-for-sale                36,112    (44,581)     78,766    (21,146)
    Other                              53,850     29,972     138,098     66,311
                                    ---------  ---------   ---------  ---------
      Total interest income         2,354,109  1,857,497   6,813,334  5,492,111
                                    ---------  ---------   ---------  ---------


Interest expense:
    Deposits                          966,353    760,454   2,794,754  2,251,351
    FHLB advances                     188,383     98,914     480,196    369,612
                                    ---------  ---------  - --------  ---------
      Total interest expense        1,154,736    859,368   3,274,950  2,620,963
                                    ---------  ---------   ---------  ---------

      Net interest income           1,199,373    998,129   3,538,384  2,871,148

Provision for loan losses              43,901     18,627     165,467     50,900
                                    ---------  ---------   ---------  ---------
      Net interest income after
      provision for loan losses     1,155,472    979,502   3,372,917  2,820,248
                                    ---------  ---------   ---------  ---------

Non-interest income:
    Gain on sale of loans, net        100,822     38,223     248,666    125,593
    Customer service charges           52,115     49,364     168,392    156,530
    Loan servicing fees                 8,476     39,316      43,479     80,793
    Other                              33,564     34,681      97,590     95,579
                                    ---------  ---------   ---------  ---------
      Total non-interest income       194,977    161,584     558,127    458,495
                                    ---------  ---------   ---------  ---------

Non-interest expense:
    Compensation and benefits         551,282    396,373   1,645,161  1,054,570
    Office property and equipment     108,263     72,342     274,668    219,774
    Data processing                    41,150     40,445     122,961    124,714
    Federal insurance premiums         12,416     10,904      35,414    522,047
    Advertising
    Real estate owned and
     repossessed assets                38,972     17,472      68,133     51,544
                                       28,485      3,888      56,666     13,207
    Other                             194,675    164,422     524,275    404,111
                                    ---------  ---------   ---------  ---------
      Total non-interest expense      975,333    705,846   2,727,278  2,389,967
                                    ---------  ---------   ---------  ---------

      Earnings before income
       taxes                          375,116    435,240   1,203,766    888,776

Income tax expense                    137,691    178,511     450,013    348,740
                                    ---------  ---------   ---------  ---------
      Net earnings                 $  237,425    256,729     753,753    540,036
                                    =========  =========   =========  =========

Earnings per share-basic           $      .26        .27         .79        .57
                                    =========  =========   =========  =========

Earnings per share-diluted         $      .25        .27         .79        .57
                                    =========  =========   =========  =========

Basic weighted average shares         927,182    946,877     952,051    944,707
Common stock equivalents-stock
 options                               17,352       -          4,051       -
                                    ---------  ---------   ---------  ---------

Diluted weighted average shares       944,534    946,877     956,102    944,707
                                    =========  =========   =========  =========


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                   For the nine months ended March 31, 1998
                                  (Unaudited)

                                                                    Additional
                                      Issued          Common         paid-in        Retained      Treasury
                                      shares           stock         capital        earnings       stock
                                    ----------      -----------     ---------       --------       ------
Balance at June 30, 1997             1,024,958          $10,250     9,728,357      8,777,980           -

Net earnings                             -                 -             -           753,753           -
Dividends declared                       -                 -             -          (276,247)          -
 ($.10 per share payable
  April 24, 1998)

Change in unrealized loss
 on securities available-
 for-sale, net of tax                    -                 -             -               -             -

Purchase of 92,244 shares
 of Treasury Stock                       -                 -             -               -         (2,090,907)

Adoption of recognition
 and retention plan (RRP)                6,893               69        52,371            -            657,750

Amortization of RRP                      -                 -             -               -             -

Allocation of ESOP shares                -                 -          100,333            -             -
                                     ---------         --------     ---------       --------       -----------
Balance at
March 31, 1998                       1,031,851         $ 10,319     9,881,061      9,255,486       (1,433,157)
                                     =========         ========     =========       ========       ===========
                                                       Unearned       Unearned
                                        Net            employee      recognition
                                     unrealized         stock        & retention     Total
                                     gain (loss)       ownership        plan      stockholders'
                                    on securities       shares         shares        equity
                                    -------------     ----------      --------      --------
Balance at June 30, 1997                (2,658)        (739,440)         -        17,774,489

Net earnings                             -                 -             -           753,753

Dividends declared                       -                 -             -          (276,247)
 ($.10 per share payable
  April 24, 1998)

Change in unrealized loss
 on securities available-
 for-sale, net of tax                    2,658             -             -             2,658

Purchase of 92,244 shares
 of Treasury Stock                       -                 -             -        (2,090,907)

Adoption of recognition
 and retention plan (RRP)                -                 -         (710,190)          -

Amortization of RRP                      -                 -          213,057        213,057

Allocation of ESOP shares                -               92,260          -           192,593
                                     ---------         --------      ---------    ----------
Balance at
March 31, 1998                           -             (647,180)     (497,133)    16,569,396
                                     =========         ========      =========    ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

               For the nine months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                            1998          1997
                                                            ----          ----
Cash flows from operating activities:
  Net earnings                                        $    753,753      540,036
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Provision for loan losses                              165,467       50,900
    Depreciation                                           138,193      109,545
    Amortization of RRP                                    213,057            -
    Allocation of ESOP shares                              192,593       76,593
    Proceeds from sale of loans held for sale           13,967,050    8,915,671
    Originations of loans held for sale                (15,094,612)  (8,723,678)
    Gain on sale of loans, net                            (248,666)    (125,593)
    Premium amortization and accretion of
    discounts and deferred loan fees                      (350,178)    (245,616)
    Deferred income taxes                                   20,745       27,417
    Changes in assets and liabilities:
     Accrued interest receivable                          (167,466)     (56,540)
     Other assets                                         (134,425)     114,119
     Accrued expenses and other liabilities                173,535        4,546
     Accrued interest payable on deposits                   20,636        5,157
     Current income taxes payable                         (132,593)     231,473
                                                       -----------  -----------
      Net cash (used in) provided by
      operating activities                                (482,911)     924,030
                                                       -----------  -----------

Cash flows from investing activities:
  Net increase in loans receivable                     (12,052,612)  (5,971,792)
  Mortgage-backed securities principal repayments           64,540      192,495
  Maturing securities                                    1,002,000    1,000,000
  Purchase of office property equipment                   (551,055)     (78,565)
                                                       -----------  -----------
      Net cash used in investing activities           $(11,537,127)  (4,857,862)
                                                       -----------  -----------


Cash flows from financing activities:
  Increase in deposits                                $ 12,250,051    2,819,806
  Proceeds from FHLB advances                            9,000,000   20,000,000
  Repayments of FHLB advances                           (4,500,000) (27,000,000)
  Decrease in advance payments by borrowers
   for property taxes and insurance                       (271,479)    (230,633)
  Issuance of common stock, net of issuance
    costs of $512,500                                         -       8,917,120
  Dividends paid                                          (276,247)       -
  Treasury stock purchased                              (2,090,907)       -
                                                       -----------  -----------
      Net cash provided by financing activities         14,111,418    4,506,293
                                                       -----------  -----------

      Net increase (decrease) in cash and
       cash equivalents                                  2,091,380      572,461

Cash and cash equivalents at the beginning of
 the period                                              4,132,350    3,459,359
                                                       -----------  -----------
Cash and cash equivalents at the end of the period    $  6,223,730    4,031,820
                                                       ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes        $    561,861       89,850
                                                       ===========  ===========

  Cash paid during the period for interest            $  3,254,314    2,615,806
                                                       ===========  ===========

Supplemental schedule of noncash activities:
  Conversion of loans to real estate owned            $    166,684       19,671
                                                       ===========  ===========
  Conversion of real estate owned to loans            $    304,165        -
                                                       ===========  ===========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                                March 31, 1998

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

(2)      Basis of Preparation
         --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month and nine month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

The Company plans to adopt the provisions of Statement of Financial Accounting Standards Number 130 (Comprehensive Income), effective July 1, 1998. The Company anticipates that the only component of other comprehensive income will be the unrealized gain/loss on Available-For-Sale securities.

(3)      Earnings Per Share
         ------------------

Effective for the quarter ending December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (Earnings Per Share). Under this statement, basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

(5)      Employee Stock Ownership Plan
         -----------------------------

All employees meeting age and service requirements are eligible to participate in an ESOP established on September 27, 1996. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. The ESOP purchased 81,996 shares in the Bank's conversion. The ESOP expense for the three months and nine months ended March 31, 1998 was $61,262 and $192,593 respectively.

(6)      Capital Stock Transactions
         --------------------------

The Company completed the purchase of 40,000 shares of Treasury stock for $875,750 in December 1997, 9,000 shares of Treasury stock for $195,750 in January 1998, 41,000 shares of Treasury stock for 961,344 in February 1998, and 2,444 shares of Treasury stock for $58,063 in March 1998. These purchases complete the Company's plan to acquire 92,244 shares in a buyback program.

(7)      Stock Option and Recognition and Retention Plan
         -----------------------------------------------


The shareholders approved the adoption of a stock option plan and a recognition and retention plan (RRP) in October 1997.

Under the RRP, common stock aggregating 40,998 shares may be awarded to certain officers and directors of the Company. In October 1997, the Company awarded 36,893 shares with a market value of $710,190. These shares have been reflected as unearned employee benefits in the accompanying consolidated balance sheet. Under the provisions of the RRP, the participants immediately vested in twenty percent of the shares and vest in the remaining shares in twenty percent increments over the next four years. As the awards vest, they are reflected as compensation expense. The amortization of the RRP awards for the three months and the nine months ended March 31, 1998 was $35,510 and 213,057 respectively. The unamortized cost of the RRP awards at March 31, 1998 was $497,133.

Under the stock option plan, options to acquire 102,495 shares of the Company's common stock may be granted to certain officers and directors of the Company.
In October 1997, the Company awarded options to acquire 92,247 shares of stock. The options enable the recipients to purchase stock at an exercise price equal to the fair market value of the stock at the date of grant ($19.25). Under provisions of the stock option plan, the participants immediately vested in twenty percent of the options and vest in the remaining shares in twenty percent increments over the next four years. No stock options have been exercised by the recipients during the quarter ended March 31, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the Bank) at March 31, 1998 to the financial condition at June 30, 1997, its fiscal year-end, and the results of operations for the three months and nine months ended March 31, 1998, with the same periods in 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch office located in Kearney, Clay County, Missouri. The Bank opened a full service branch in Liberty, Missouri on March 16, 1998. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

Financial Condition
-------------------

Total assets increased $15.3 million, or 15.1%, to $116.4 at March 31, 1998 from $101.1 million at June 30, 1997. This was primarily due to an increase in net loans receivable and loans held for sale of $13.8 million, which were funded primarily with deposits.

Net loans receivable and loans held for sale increased by $13.8 million, or 15.2%, to $104.8 million at March 31, 1998 from $91.0 million at June 30, 1997 primarily due to increases in one-to-four family portfolio loans of $2.3 million, one-to-four family construction loans of $8.5 million, non-residential loans of $1.2 million, and land loans of $1.5 million.

Deposits increased $12.2 million, or 17.3%, to $82.9 million at March 31, 1998 from $70.7 million at June 30, 1997. The increase in deposits is primarily due to $11.3 million in new certificates of deposit.

FHLB advances increased $4.5 million, or 41.7%, to $15.3 million at March 31, 1998 from $10.8 million at June 30, 1997. The increase in FHLB advances was primarily used to increase liquidity.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
-----------------------------------------------------------------------------
1997
----

Performance Summary. In the three months ended March 31, 1998, the Company had net earnings of $237,000 compared to net earnings of $257,000 for the three
months ended March 31, 1997.   The most significant items causing the decrease
in earnings were an increase in interest income of $497,000 offset by an increase in interest expense of $295,000, and an increase in non-interest expense of $269,000.

Net Interest Income. For the three months ended March 31, 1998, net interest income increased by $201,000, or 20.1%, to $1,199,000 from $998,000 for the three months ended March 31, 1997. The increase reflected an increase of $497,000 in interest income, to $2,354,000 from $1,857,000 and an increase of $295,000 in interest expense to $1,155,000 from $860,000.

Provision for Loan Losses. During the three months ended March 31, 1998, the Bank charged $44,000 against earnings as a provision for loan losses compared to a provision of $19,000 for the three months ended March 31, 1997. The increase in provision for loan losses is a result of an overall increase in the loan portfolio, and in particular one-to-four family construction loans, and one-to-four family portfolio loans. This provision resulted in an allowance for loan losses of $569,000 or .55% of loans receivable, net at March 31, 1998 compared to $436,000, or .48% of loans receivable, net at June 30, 1997. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended March 31, 1998, non-interest income increased $33,000 to $195,000 from $162,000 for the prior year period primarily due to an increase in gain on the sale of loans of $63,000, offset by a decrease in loan servicing fees of $31,000.

Non-Interest Expense. Non-interest expense increased by $269,000 to $975,000 for the three months ended March 31, 1998 from $706,000 for the three months ended March 31, 1997. Of this increase, $155,000 was attributable to compensation, of which $22,000 was due to the ESOP plan, $ 39,000 was due to the adoption of the Recognition and Retention plan, and $102,000 was due to an increase in the number of employees and general wage increases, $36,000 was due to office property and equipment expense, $22,000 was due to advertising, and
$25,000 was due to REO and Repossessed Asset expense.   The increase is
primarily due to the Company pursuing its plan of controlled growth, part of that being the opening of the branch office in Liberty, Missouri.

Comparison of Operating Results for the Nine Months Ended March 31, 1998 and
----------------------------------------------------------------------------
1997
----

Performance Summary. In the nine months ended March 31, 1998, the Company had net income of $754,000 compared to net earnings of $540,000 for the nine months ended March 31, 1997. The most significant items causing the increase in earnings were an increase in interest income of $1,321,000 and a decrease in Federal Insurance premiums of $487,000, primarily due to the one-time special assessment of $441,000 to recapitalize SAIF charged in September of 1996, offset by an increase in interest expense of $654,000, and an increase in non-interest expense of $337,000.

Net Interest Income. For the nine months ended March 31, 1998, net interest income increased by $667,000, or 23.2%, to $3,538,000 from $2,871,000 for the nine months ended March 31, 1997. The increase reflected an increase of $1,321,000 in interest income, to $6,813,000 from $5,492,000, offset by an increase of $654,000 in interest expense to $3,275,000 from $2,621,000.

Provision for Loan Losses. During the nine months ended March 31, 1998, the Bank charged $165,000 against earnings as a provision for loan losses compared to a provision of $51,000 for the nine months ended March 31, 1997. The increase in provision for loan losses is a result of an overall increase in the loan portfolio, and in particular one-to-four family construction loans, and
one-to-four family portfolio loans.   This provision resulted in an allowance
for loan losses of $569,000 or .55% of loans receivable, net at March 31, 1998 compared to $436,000, or .48% of loans receivable, net at June 30, 1997.

Non-interest Income. For the nine months ended March 31, 1998, non-interest income increased $100,000 to $558,000 from $458,000 for the prior year period primarily due to an increase in gain on the sale of loans of $123,000, and an increase in customer service charges of $12,000, offset by a decrease in loan servicing fees of $37,000.

Non-interest Expense. Non-interest expense increased by $337,000 to $2,727,000 for the nine months ended March 31, 1998 from $2,390,000 for the nine months ended March 31, 1997. Of this increase, $591,000 was attributable to compensation, of which $121,000 was due to the ESOP plan, $222,000 was due to the adoption of the Recognition and Retention plan, and $253,000 was due to an increase in the number of employees and general wage increases, $55,000 was due to office property and equipment expense, $17,000 was due to advertising, $43,000 was due to REO and Repossessed Asset expense, and $120,000 was due to other non-interest expense, offset by a decrease in federal insurance premiums
of $487,000.   The increase is primarily due to the Company pursuing its plan of controlled growth, part of that being the opening of the branch office in Liberty, Missouri.

Non-performing Assets
---------------------

On March 31, 1998, nonperforming assets were $618,000 compared to $1,157,000 on June 30, 1997. The balance of the Bank's allowance for loan losses was $569,000 at March 31, 1998, or 92.1% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of March 31, 1998:


                                      Actual               Required              Excess
                                  amount/percent        amount/percent       amount/percent
                                  --------------        --------------       --------------
                                                    (Dollars in thousands)
    FIRREA REQUIREMENTS
    -------------------
    Tangible capital             $13,675  11.75%         1,746  1.50%         11,929  10.25%
    Core leverage capital        $13,675  11.75%         4,656  4.00%          9,019   7.75%
    Risk-based capital           $14,065  14.32%         7,859  8.00%          6,206   6.32%

Liquidity
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, and deposits in other insured institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at March 31, 1998 and June 30, 1997 were 6.48% and 6.37%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at March 31, 1998 and 1997 were $6,223,730 and $4,031,820 respectively.

Cash flows from operating activities. Net cash used in operating activities was $483,000 during the nine months ended March 31, 1998 compared to $924,000 provided by operating activities during the same period in 1997. The change was primarily due to an increase in net earnings of $214,000, an increase in the proceeds from the sale of loans held for sale of $5,051,000, and amortization of the recognition and retention plan of $213,000 adopted October 28, 1998, offset by an increase in the originations of loans held for sale of $6,371,000, a decrease in the change in other assets of $249,000, and a decrease in the change in current income taxes payable of $364,000.

Cash flows from investing activities. Net cash of $11.5 million was used in investing activities for the nine months ended March 31, 1998 versus $4.9 million for the nine months ended March 31, 1997. The decrease was primarily due to an increase in loans receivable of $12.1 million during the nine months ended March 31, 1998 versus a $6.0 million increase during the same period in 1997.

Cash flows from financing activities. Net cash provided by financing activities was $14.1 million for the nine months ended March 31, 1998 compared to $4.5 million during the same period in 1997. The increase in cash flows from financing activities is primarily due to an increase in deposits of $12.3 million for the nine months ended March 31, 1998 versus an increase of $2.8 million for the same period in 1997.

Capability of the Bank's Data Processing Hardware to Accommodate the Year 2000

Like many financial institutions the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank generally relies on independent third parties to provide data processing services to the Bank, and has been advised by its data processing service center that the issue has been addressed. The Bank recognized that a comprehensive and coordinated plan of action was needed to ensure complete readiness to perform Year 2000 processing. A Year 2000 Committee has been formed to initiate and implement the Year 2000 project, policies, document readiness of the Bank to accommodate Year 2000 processing, and to track and test progress towards full compliance. The Bank contracts with service bureaus to provide the majority of its data processing. The Bank is in the process of ensuring that external vendors and servicers are adequately addressing the system and software issues related to the Year 2000 by obtaining written system certifications that the system is fully Year 2000 compliant or that the vendor has a plan to become fully compliant in the very near future. In the evaluation, the Bank will ensure that critical operations will continue if servicers or vendors are unable to achieve the Year 2000 requirements. Any changes are scheduled to be implemented by December 31, 1998.

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         27-Financial Data Schedule

                                  SIGNATURES
                                  ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                         CBES Bancorp, Inc. and Subsidiaries
                                         -----------------------------------
                                                    (Registrant)


                             Date:          May 12, 1998
                                  ----------------------------------
                             By: /s/ Larry E. Hermreck
                                 ----------------------------------------------
                                     Larry E. Hermreck, Chief Executive Officer
                                       and Secretary (Duly Authorized Officer)

                             Date:         May 12, 1998
                                    ---------------------------------

                             By: /s/ Dennis D. Hartman
                                -----------------------------------------------
                                     Dennis Hartman, Controller and Chief
                                Financial Officer (Principal Financial Officer)