Form 10KSB40
period 1998-06-30
CBES BANCORP INC
filed 1998-09-28
CIK 1017308

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO
                              -------  --------

                        COMMISSION FILE NUMBER 0-21163

                               ----------------
                              CBES BANCORP, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                              43-1753244
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

     1001 NORTH JESSE JAMES ROAD,                       64024
      EXCELSIOR SPRINGS, MISSOURI                    (ZIP CODE)

    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (816) 630-6711

                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

                               ----------------
  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The Registrant's revenues for the fiscal year ended June 30, 1998 were $10.1 million.

  As of September 16, 1998, there were issued and outstanding 1,031,851 and 1,024,958 shares respectively, of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of September 16, 1998, was $14.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts II and III of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1998.

  Part III of Form 10-KSB--Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

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

  Community Bank is a federally chartered savings bank headquartered in Excelsior Springs, Missouri. Community Bank was originally chartered as a Missouri savings and loan association in 1931 under the name Excelsior Springs Savings and Loan Association. In 1991, the Bank changed its name to its current form, and in 1995 the Bank amended its charter to become a federal mutual savings bank. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office in Excelsior Springs and its branch offices in Kearney and Liberty, Community Bank primarily serves communities located in Clay and Ray Counties and to a lesser extent in surrounding counties in the State of Missouri. The Liberty office commenced operations in March 1998. This office gives the Bank visibility in the Kansas City northland area, which is experiencing good growth and we expect to continue for the next few years. At June 30, 1998, the Company had total assets of $123.9 million, deposits of $85.8 million and stockholders' equity of $16.9 million.

  Community Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale. At June 30, 1998, the Bank's total loan portfolio was $134.6 million, of which 48.5% were one- to four-family residential mortgage loans, 39.4% were construction and land loans (the vast majority of which related to single-family residential properties), and 8.8% were consumer loans. During the fiscal year ended June 30, 1998, the Bank originated $31.2 million of fixed-rate one- to four-family residential mortgage loans, of which $22.8 million, or 73.1%, were sold in the secondary market. See "Lending Activities." To a substantially lesser extent, the Bank invests in various investment securities, including mortgage-backed securities.

  The executive office of the Company and the Bank is located at 1001 North Jesse James Road, Excelsior Springs, Missouri 64024 and their telephone number is (816) 630-6711.

MARKET AREA AND COMPETITION

  Community Bank serves communities located in Clay and Ray Counties and in surrounding counties in Missouri from its main office in Excelsior Springs and its branch offices in Kearney and Liberty. Excelsior Springs, Kearney, and Liberty are located in Clay County, which is part of the Kansas City Metropolitan Statistical Area. Excelsior Springs, Kearney, and Liberty are small towns with 1990 populations estimated at 11,000, 2,000, and 20,000 respectively. Clay County has a relatively large population (estimated at 166,000 as of 1995), and the northern portion of Clay County is a combination of suburban and rural areas containing a number of small towns, including Excelsior Springs and Kearney. Southern Clay County is a rapidly developing suburban market, and is home to a large number of people who commute to jobs in areas closer to Kansas City.

  Most of the employment in Clay County is provided by light manufacturing, services and retail trade. Included among the largest employers in Clay County are a number of hospitals (Liberty Hospital, Excelsior Springs Medical Center, North Kansas City Hospital, and St. Luke's Northland Hospital), local school districts and two community colleges. Employers in the manufacturing sector include Ford Motor Company, Farmland Industries and Wilcox Electric. In the immediate Excelsior Springs area, the largest employers are American Italian Pasta, Precise Technology Incorporated, Douglas & Lomason, The Elms Hotel, and Gilmour Manufacturing.

  The Bank's business and operating results are significantly affected by the general economic conditions present in the Bank's market area. As of June 30, 1998, the twelve-month average unemployment rate in Clay County was 2.7% and the twelve-month average unemployment rate in Ray County was 4.5%.

  The Bank faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Bank faces additional competition for deposits from short-term money market funds, from other corporate and government securities funds and from brokerage funds and insurance companies. The Bank also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions and commercial banks. In Clay County alone, where the Bank's three offices are located, there are 36 commercial banks, 44 credit unions, and 10 savings institutions.

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

  Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At June 30, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $4.1 million. At June 30, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 1998 was approximately $3.2 million in loans to a residential builder for the construction of single-family residences and was secured by real estate located in Clay County, Missouri. At June 30, 1998, all of these loans were performing in accordance with their terms.

  LOAN PORTFOLIO COMPOSITION. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                 AT JUNE 30,
                              ---------------------------------------------------
                                    1998              1997             1996
                              ----------------  ----------------  ---------------
                               AMOUNT  PERCENT   AMOUNT  PERCENT  AMOUNT  PERCENT
                              -------- -------  -------- -------  ------- -------
                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
   residential............... $ 65,502  48.65%  $ 57,260  54.98%  $52,661  57.81%
  Multi-family...............    1,602   1.19        748   0.72       315   0.35
  Commercial.................    2,768   2.06      1,520   1.46     1,082   1.19
  Land.......................    4,243   3.15      3,393   3.26     4,006   4.40
  Construction...............   48,641  36.12     30,332  29.12    22,461  24.66
                              -------- ------   -------- ------   ------- ------
    Total real estate loans..  122,756  91.17     93,253  89.54    80,525  88.39
                              -------- ------   -------- ------   ------- ------
Consumer loans:
  Direct automobile loans....    7,166   5.32      6,585   6.32     6,527   7.16
  Indirect automobile loans..    2,348   1.75      2,034   1.95     2,114   2.32
  Deposit accounts...........      616   0.46        548   0.53       499   0.55
  Home improvement...........       19   0.01         69   0.07       218   0.24
  Commercial loans...........      286   0.21        213   0.20         0   0.00
  Other......................    1,455   1.08      1,451   1.39     1,214   1.33
                              -------- ------   -------- ------   ------- ------
    Total consumer loans.....   11,890   8.83     10,900  10.46    10,572  11.61
                              -------- ------   -------- ------   ------- ------
    Total loan portfolio.....  134,646 100.00%   104,153 100.00%   91,097 100.00%
                                       ======            ======           ======
Less:
  Loans in process...........   18,661            12,350           11,015
  Deferred loan origination
   fees and discounts on
   loans, net................      494               350              284
  Allowance for loan losses..      669               436              388
                              --------          --------          -------
    Total loans receivable,
     net..................... $114,822          $ 91,017          $79,410
                              ========          ========          =======

  The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                 AT JUNE 30,
                              ---------------------------------------------------
                                    1998              1997             1996
                              ----------------  ----------------  ---------------
                               AMOUNT  PERCENT   AMOUNT  PERCENT  AMOUNT  PERCENT
                              -------- -------  -------- -------  ------- -------
                                           (DOLLARS IN THOUSANDS)
Fixed Rate Loans:
Real estate:
  One- to four-family........ $ 15,634  11.61%  $ 10,263   8.24%  $ 7,509   8.24%
  Multi-family...............      --     --         --     --         31   0.03
  Commercial.................    1,630   1.21        509   0.49       147   0.16
  Land.......................      800   0.59        180   0.17       678   0.74
  Construction...............   48,641  36.13     27,898  26.79    22,461  24.66
                              -------- ------   -------- ------   ------- ------
    Total real estate loans..   66,705  49.54     38,850  37.30    30,826  33.83
                              -------- ------   -------- ------   ------- ------
Consumer loans...............   11,609   8.62     10,670  10.25    10,323  11.33
                              -------- ------   -------- ------   ------- ------
    Total fixed-rate loans...   78,314  58.16     49,520  47.55    41,149  45.16
                              -------- ------   -------- ------   ------- ------
Adjustable Rate Loans:
Real estate:
  One- to four-family........ $ 49,868  37.04%  $ 46,997  45.12%  $45,152  49.57%
  Multi-family...............    1,602   1.19        748   0.72       284   0.31
  Commercial.................    1,138   0.84      1,011   0.97       935   1.03
  Land.......................    3,443   2.56      3,213   3.08     3,328   3.65
  Construction...............      --     --       2,434   2.34       --     --
                              -------- ------   -------- ------   ------- ------
    Total real estate loans..   56,051  41.63     54,403  52.23    49,699  54.56
                              -------- ------   -------- ------   ------- ------
Consumer loans...............      281   0.21        230   0.22       249   0.27
                              -------- ------   -------- ------   ------- ------
    Total adjustable-rate
     loans...................   56,332  41.84     54,633  52.45    49,948  54.83
                              -------- ------   -------- ------   ------- ------
    Total loan portfolio.....  134,646 100.00%   104,153 100.00%   91,097 100.00%
                                       ======            ======           ======
Less:
  Loans in process...........   18,661            12,350           11,015
  Deferred fees and
   discounts.................      494               350              284
  Allowance for losses.......      669               436              388
                              --------          --------          -------
    Total loans receivable,
     net..................... $114,822          $ 91,017          $79,410
                              ========          ========          =======

  ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank also employs its Chairman of the Board as a full-time loan originator to solicit loans. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area and will not make out-of-state loans. At June 30, 1998, the Bank had $65.5 million, or 48.6% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

  The Bank originates fixed-rate residential one- to four-family loans with terms of 15 and 30 years. Such loans may either be retained in portfolio or sold in the secondary mortgage market depending on the yield on such loans and the Bank's asset/liability management objectives. Currently, the Bank's policy is to sell into the secondary market longer-term fixed-rate residential real estate loans. During fiscal 1998, the Bank retained in portfolio certain fixed-rate mortgage loan originations which provided for a 30-year amortization schedule with a 5-year balloon payment feature and certain second mortgage loans with terms to maturity from two to 15 years. As of June 30, 1998, $15.6 million, or 11.6% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

  Fixed-rate residential one- to four-family loans originated for sale in the secondary mortgage market are underwritten in conformity with the criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") for sale primarily to FHLMC. Such loans are sold on a non-recourse basis. The Bank retains servicing rights on a portion of such loans, depending upon customer preferences and competitive conditions. For the fiscal year ended June 30, 1998, of the $31.2 million in fixed-rate residential one- to four-family loans originated by the Bank, $22.8 million of such loans, or 73.1%, were sold in the secondary mortgage market.

  The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan, although a majority of the ARM loans in the Bank's portfolio have adjustment limitations of one percentage point and five percentage point interest rate caps. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with margins of 275 basis points for agency-conforming ARM loans and 300 basis points for non-conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $49.9 million, or 37.0% of the Bank's total loan portfolio at June 30, 1998. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the fiscal year ended June 30, 1998, the Bank originated $31.2 million in fixed-rate residential mortgage loans and $16.4 million of ARM loans. During fiscal 1997, the Bank originated $15.4 million of fixed-rate residential mortgage loans and $11.1 million of ARM loans.

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

  CONSTRUCTION AND LAND LENDING. The Bank invests a significant proportion of its loan portfolio in construction and land loans. Prompted by increased residential development in Clay County in recent years, such lending has been a growing part of the Bank's loan portfolio. Construction lending has been
very    , particularly since the opening of the branch office in Liberty,
Missouri in March 1998. Through the Liberty office, the Bank has received construction loan requests from several new builders active in the Liberty area. Substantially all of the Bank's construction and land loans are secured by residential properties located in Clay County.

  The Bank originates four basic types of construction and land loans:

    1."Speculative" construction loans are made to home builders for the construction principally of one- to four-family residences and residential development projects and, to a lesser extent, multi-family residences (primarily duplexes). Speculative construction loans generally do not have a sale contract or permanent loan in place for the finished home, and the purchasers for the finished homes may be identified either during or following the construction period.

    2."Contract" construction loans are made to builders who have a signed contract to build a new home.

    3."Construction" loans are made to individuals who have contracted with a builder to construct their personal residence.

    4."Land acquisition" loans and "land development" loans ("land loans") are made by the Bank to individuals and builders for the acquisition and/or development of land upon which the borrower can then build.

  The table below presents information on the Bank's construction and land loans at June 30, 1998:

                                                        OUTSTANDING   PERCENT OF
                                                      LOAN BALANCE(1)   TOTAL
                                                      --------------- ----------
                                                        (MILLIONS)
Speculative--1-4 Family..............................     $37,039        70.1%
Speculative--Multifamily.............................       1,600         3.0
Contract.............................................       2,275         4.3
Construction--Commercial.............................         704         1.3
Construction--1-4 Family.............................       4,526         8.6
                                                          -------       -----
  Total construction.................................      46,144        87.3
Land Development.....................................       2,496         4.7
Land.................................................       4,243         8.0
                                                          -------       -----
  Total construction and land........................     $52,883       100.0%
                                                          =======       =====

--------
(1) Includes loans in process.

  At June 30, 1998, the Bank's $46.1 million of construction loans and $6.8 million of land and land development loans represented 34.3% and 5.0%, respectively, of total loans receivable. At the same time, the Bank's $38.6 million of speculative construction loans represented 28.7% of total loans receivable.

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

  The Bank seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Bank in limited amounts and may borrow additional amounts based on proven experience with the Bank. The Bank's process when reviewing a loan request from a new builder is to evaluate the builder's financial strength, verify the number of years he has been building, analyze the subdivision that the houses will be built in, review the appraisal value against the loan amount, verify that the building cost estimates are reasonable, determine the reputation of the builder and verify that the builder pays its subcontractors promptly for the work they have performed. At June 30, 1998, the Bank had 12 borrowers for which speculative construction loans outstanding totaled more than $1.0 million.

  While substantially all of the Bank's construction and land loans are secured by properties located in southern Clay County, the Bank also seeks to diversify its construction and land lending risks among several subdivisions. At June 30, 1998, the Bank had speculative construction loans secured by properties in 115 subdivisions of which 4 represented an exposure to a single subdivision of more than $1.0 million.

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

  The Bank regularly monitors the accuracy of assumptions made in its construction loan business over time. In particular, the Bank tracks the accuracy of its independent appraisers by comparing actual selling prices with the appraised value estimated in connection with the loan approval. Additionally, the Bank tracks the performance of its builder customers by comparing actual costs with those estimated in the loan application. The Bank monitors each subdivision where the Bank has speculative loans each month to see that houses are selling promptly and to assure that the Bank does not get too much of a loan concentration in any one subdivision. The Bank also adheres to a very strict policy of inspecting each construction site prior to payment of construction bills to reduce the Bank's risk during the construction process.

  Commercial and Multi-family Construction Loans. Occasionally, the Bank originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. At June 30, 1998, the Bank had $1.6 million of speculative construction loans secured by multi-family properties.

  Land Loans. At June 30, 1998, the Bank had total land loans of $4.2 million and land development loans of $2.5 million. In making land loans and land development loans, the Bank follows similar underwriting policies as for construction loans. The Bank originates land loans and land development loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 30 years) as opposed to the term of up to 12 months that is typical of construction loans.

  MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank also originates loans secured by multi-family and commercial real estate. At June 30, 1998, $4.4 million, or 3.2%, of the Bank's loan portfolio consisted of multi-family loans and commercial real estate loans.

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

  CONSUMER LENDING. Community Bank offers a variety of consumer loans, including automobile and home improvement loans, second mortgage home equity loans, lines of credit secured by first or second mortgage loans, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At June 30, 1998, the Bank's consumer loan portfolio totaled $11.9 million, or 8.8% of its loan portfolio.

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

  The Bank's automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. Collision and comprehensive insurance and vendor single-interest coverage is required on all automobile loans. At June 30, 1998, the Bank's indirect automobile loans totaled $2.3 million, or 1.7% of the Bank's loan portfolio and direct automobile loans totaled $7.2 million, or 5.3% of the Bank's loan portfolio.

  Community Bank also originates Federal Housing Administration ("FHA") Title I home improvement loans. Generally, such loans have a maximum term of ten years, have fixed rates and may be originated up to a 100% loan-to-value ratio. While the Bank retains a portion of such loans in portfolio, the majority of its FHA Title I home improvement loans are originated for sale in the secondary market. At June 30, 1998, the Bank's FHA Title I home improvement loans totaled $122,000, or 0.1% of the Bank's loan portfolio.

  The Bank also originates for portfolio second mortgage/home equity loans. These loans are generally limited to 80% or less of the appraised value of the property securing the loan. These loans are originated as fixed-rate loans and generally have maximum terms of 15 years. At June 30, 1998, the Bank's second mortgage/home equity loans totaled $2,331,000, or 1.7% of the Bank's loan portfolio.

  The Bank also originates for portfolio lines of credit secured by first or second mortgages. These loans are primarily adjustable-rate loans, adjust annually, and may be originated up to an 80% loan-to-value ratio, with a maximum term of five years. At June 30, 1998, the Bank's lines of credit secured by first or second mortgages totaled $1.7 million, or 1.2% of the Bank's loan portfolio.

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

  Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, $93,000 in consumer loans were non-performing. See "Asset Quality--Delinquent Loans and Non-performing Assets." There can be no assurances, however, that delinquencies will not increase in the future.

LOAN MATURITY SCHEDULE

  The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after June 30, 1998 that have predetermined interest rates is $25.4 million, and that have floating or adjustable rates is $56.1 million.

                                             REAL ESTATE
                  -----------------------------------------------------------------
                      ONE- TO       MULTI-FAMILY
                    FOUR-FAMILY    AND COMMERCIAL       LAND         CONSTRUCTION       CONSUMER           TOTAL
                  ---------------- --------------- --------------- ---------------- ---------------- -----------------
                          WEIGHTED        WEIGHTED        WEIGHTED         WEIGHTED         WEIGHTED          WEIGHTED
                          AVERAGE         AVERAGE         AVERAGE          AVERAGE          AVERAGE           AVERAGE
                  AMOUNT    RATE   AMOUNT   RATE   AMOUNT   RATE   AMOUNT    RATE   AMOUNT    RATE    AMOUNT    RATE
                  ------- -------- ------ -------- ------ -------- ------- -------- ------- -------- -------- --------
                                                         (DOLLARS IN THOUSANDS)
DUE DURING YEARS
ENDING JUNE 30,
----------------
1999............  $ 1,774   8.43%  $  --     -- %  $  646   8.49%  $48,383   8.00%  $ 2,328   9.38%  $ 53,131   8.08%
2000............      144   8.75        2   7.75      --     --        258   8.00     1,167  10.64      1,571  10.03
2001............      478   9.28      179   9.29      478   8.76       --     --      2,382  10.31      3,517   9.91
2002 and 2003...    3,534   9.15    1,170   8.86       16   8.35       --     --      5,911   9.90     10,631   9.53
2004 to 2008....    3,898   8.60      627   8.24      273   8.52       --     --         99   9.18      4,897   8.56
2009 to 2023....   14,951   8.31      885   8.51      721   8.51       --     --          3   9.00     16,560   8.33
2024 and
following.......   40,723   8.08    1,507   8.55    2,109   8.46       --     --        --     --      44,339   8.12
                  -------   ----   ------   ----   ------   ----   -------   ----   -------  -----   --------  -----
                  $65,502   8.24%  $4,370   8.61%  $4,243   8.51%  $48,641   8.00%  $11,890   9.94%  $134,646   8.33%
                  =======   ====   ======   ====   ======   ====   =======   ====   =======  =====   ========  =====

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

  While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the fiscal year ended June 30, 1998, the Bank originated $87.8 million in fixed-rate loans and $19.5 million in adjustable-rate loans. For the year ended June 30, 1997, the Bank originated $56.1 million in fixed-rate loans and $13.8 million in adjustable-rate loans.

  In recent years, the Bank has not purchased loans. For the fiscal years ended June 30, 1998, 1997, and 1996, the Bank purchased no loans. The Bank has expanded its mortgage banking operations during the past year. As currently structured, longer term, fixed rate loans which don't meet the Bank's asset and liability requirements are sold to investors on either a servicing released or servicing retained basis. Such loans are preapproved by investors with interest rates locked prior to loan funding. The Bank originates both conforming and non-conforming (subprime) loans for sale to investors. The expansion of the mortgage banking operations has contributed significantly to the growth of the bank's non-interest income, and it is expected that this growth will continue in 1999. For the year ended June 30, 1998, the Bank sold $22.8 million in conforming residential one- to four-family loans, compared to $11.2 million and $16.1 million for the years ended June 30, 1997 and 1996, respectively. Virtually all of the residential loans sold by the Bank are fixed-rate residential loans with maturities of 15 and 30 years.

  Set forth below is a table showing the Bank's loan originations, sales and repayments for the periods indicated.

                                                      YEAR ENDED JUNE 30,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
Originations by type:
Adjustable rate:
 Real estate--
  One- to four-family residential.................. $ 16,390  $11,103  $ 6,253
  Multi-family.....................................      765      488       52
  Commercial.......................................      202      243      399
  Land.............................................    1,491    1,257    2,592
  Consumer.........................................      626      751      232
                                                    --------  -------  -------
    Total adjustable rate..........................   19,474   13,842    9,528
                                                    --------  -------  -------
Fixed rate:
 Real estate--
  One- to four-family residential..................   31,195   15,370   19,083
  Commercial.......................................    1,148      366       67
  Land.............................................      655      244      452
  Construction.....................................   44,627   30,596   27,460
  Consumer.........................................   10,186    9,329    8,680
                                                    --------  -------  -------
  Commercial Business..............................      --       213      --
    Total fixed rate...............................   87,811   56,118   55,742
                                                    --------  -------  -------
    Total loans originated.........................  107,285   69,960   65,270
Sales and Repayments:
 Real Estate--
  One- to four-family residential..................   22,758   11,201   16,091
                                                    --------  -------  -------
    Total loans sold...............................   22,758   11,201   16,091
  Principal repayments.............................   67,410   48,407   53,692
                                                    --------  -------  -------
    Total sales and repayments.....................   90,168   59,608   69,783
Decrease (increase) in other items, net............   (6,688)  (1,449)  (4,849)
                                                    --------  -------  -------
Net (decrease) increase............................ $ 10,429  $ 8,903  $(9,362)
                                                    ========  =======  =======

ASSET QUALITY

  The Bank's collection procedures provide that when a loan is past due, a first notice is sent to the borrower requesting payment ten days (for consumer loans) and 16 days (for real estate loans) after the due date. A second notice is sent 16 days (for consumer loans) and 30 days (for real estate) after the due date. At the time of the second notice, phone calls are made by the Bank with personal letter backups. If the loan remains delinquent for 30 days, a telephone contact is made. If the loan becomes 60 days delinquent, a right-to-cure letter generally is sent and the borrower is notified of the availability of financial or counseling aid. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. If a real estate loan is past due 60 days or more, the loan is presented to the Board of Directors for future disposition. In most cases, the Board of Directors authorizes the initiation of foreclosure proceedings. At June 30, 1998, 1997 and 1996, the percentage of total loans delinquent 90 days or more to net loans receivable were 0.33%, 0.54% and 0.47%, respectively.

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

  Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 1998, the Bank has $49,000 in property classified as real estate owned.

  The following table sets forth information with respect to the Bank's delinquent loans at June 30, 1998.

                                     LOANS DELINQUENT FOR
                         ---------------------------------------------
                               60-89 DAYS          90 DAYS AND OVER    TOTAL DELINQUENT LOANS
                         ---------------------- ---------------------- ----------------------
                                       PERCENT                PERCENT                PERCENT
                                       OF LOAN                OF LOAN                OF LOAN
                         NUMBER AMOUNT CATEGORY NUMBER AMOUNT CATEGORY NUMBER AMOUNT CATEGORY
                         ------ ------ -------- ------ ------ -------- ------ ------ --------
Real Estate:
One- to four-family.....    6    $304    0.46%     5    $182    0.28%    11    $486    0.74%
Multi-family............    0       0       0      1     120    7.49      1     120    7.49
Consumer................    6      43    0.36     11      73    0.62     17     116    0.98
                          ---    ----    ----    ---    ----    ----    ---    ----    ----
 Total..................   12    $347    0.30%    17    $375    0.33%    29    $722    0.63%
                          ===    ====    ====    ===    ====    ====    ===    ====    ====

  The following table sets forth information regarding non-performing loans and real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had no material restructured loans within the meaning of SFAS No. 15.

                                                          AT JUNE 30,
                                                     -------------------------
                                                      1998     1997     1996
                                                     ------- --------  -------
                                                     (DOLLARS IN THOUSANDS)
Non-accruing loans:
  One- to four-family............................... $  465  $    806  $  324
  Consumer..........................................    120       110      88
                                                     ------  --------  ------
    Total...........................................    678       916     412
                                                     ------  --------  ------
Accruing loans delinquent more than 90 days:(1)
  One- to four-family...............................    --        --      232
  Consumer..........................................    --        --      --
                                                     ------  --------  ------
    Total...........................................    --        --      232
                                                     ------  --------  ------
Foreclosed assets:
  One- to four-family...............................     10       168     --
  Commercial real estate............................     39       --      --
  Land..............................................    --        --      --
  Consumer..........................................      5        73      11
                                                     ------  --------  ------
    Total...........................................     54       241      11
                                                     ------  --------  ------
Total non-performing assets......................... $  732  $  1,157  $  655
                                                     ======  ========  ======
Total loans delinquent 90 days or more to net loans
 receivable.........................................   0.33%     0.54%   0.47%
                                                     ======  ========  ======

--------
(1) These loans are not currently delinquent 90 days or more with respect to principal, but are delinquent with respect to late fees or interest.

  For the fiscal year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $34,000. The amount that was included in interest income on such loans was $39,000 for the fiscal year ended June 30, 1998.

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

  In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified a total of $406,977 of its assets as substandard. At June 30, 1998, the Bank had $20,560 of its assets classified as doubtful and had $1,386 of its assets classified as loss. At June 30, 1998, total classified assets comprised $428,923, or 2.54% of the Bank's capital and 0.35% of the Bank's total assets.

  OTHER LOANS OF CONCERN. In addition to the non-performing loans set forth in the tables above, as of June 30, 1998, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

  Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1998, the Bank had $49,000 in properties which were acquired through foreclosure.

  Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1998, the Bank had a total allowance for loan losses of $669,000, representing 91.4% of total non-performing loans and .61% of the Bank's loans receivable, net.

  The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                               AT JUNE 30,
                          -------------------------------------------------------------------------------------
                                      1998                         1997                        1996
                          ---------------------------- ---------------------------- ---------------------------
                                              PERCENT                      PERCENT                     PERCENT
                                              OF LOANS                     OF LOANS                    OF LOANS
                                      LOAN    IN EACH              LOAN    IN EACH              LOAN   IN EACH
                          AMOUNT OF  AMOUNTS  CATEGORY AMOUNT OF  AMOUNTS  CATEGORY AMOUNT OF AMOUNTS  CATEGORY
                          LOAN LOSS    BY     TO TOTAL LOAN LOSS    BY     TO TOTAL LOAN LOSS    BY    TO TOTAL
                          ALLOWANCE CATEGORY   LOANS   ALLOWANCE CATEGORY   LOANS   ALLOWANCE CATEGORY  LOANS
                          --------- --------- -------- --------- --------- -------- --------- -------- --------
                                                     (DOLLARS IN THOUSANDS)
One- to four-family.....    $ 63    $  65,502   48.65%   $  41   $  57,260   54.98%   $  44   $ 52,661   57.81%
Multi-family............       8        1,602    1.19        3         748    0.72        2        315    0.34
Commercial real estate..      16        2,768    2.06        9       1,520    1.46        6      1,082    1.19
Land....................      42        4,243    3.15       30       3,393    3.26       23      4,006    4.40
Construction or
 development............     372       48,641   36.12      208      30,332   29.12      172     22,461   24.66
Consumer................     168       11,890    8.83      145      10,900   10.46      141     10,572   11.60
                            ----    ---------  ------    -----   ---------  ------    -----   --------  ------
 Total..................    $669    $ 134,646  100.00%   $ 436   $ 104,153  100.00%   $ 388   $ 91,097  100.00%
                            ====    =========  ======    =====   =========  ======    =====   ========  ======

  The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated.

                                                           YEARS ENDED JUNE 30,
                                                           --------------------
                                                           1998   1997    1996
                                                           -----  -----   -----
                                                            (IN THOUSANDS)
Balance at beginning of period...........................  $ 436  $ 388  $ 226
                                                           -----  -----  -----
Charge-offs:
  One- to four-family....................................    --     --     --
  Consumer...............................................     83     53    107
                                                           -----  -----  -----
                                                              83     53    107
Recoveries:
  Consumer...............................................     50     41     33
                                                           -----  -----  -----
                                                              50     41     33
                                                           -----  -----  -----
Net charge-offs..........................................     33     12     74
Provision for loan losses................................    266     60    236
                                                           -----  -----  -----
Balance at end of period.................................  $ 669  $ 436  $ 388
                                                           =====  =====  =====
Ratio of net charge-offs during the period to average
 loans outstanding during the period.....................   0.03%  0.01%  0.09%
                                                           =====  =====  =====
Ratio of allowance for loan loss to ending loans
 receivable, net.........................................   0.58%  0.48%  0.49%
                                                           =====  =====  =====
Ratio of allowance for loan loss to non-performing assets
 at end of period........................................  91.39% 37.68% 59.24%
                                                           =====  =====  =====

INVESTMENT ACTIVITIES

  GENERAL. Community Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1998, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 4.01%. See"Regulation--Liquidity."

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

  MORTGAGE-BACKED SECURITIES. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. The Bank has invested primarily in federal agency securities, principally FHLMC and Government National Mortgage Association ("GNMA") obligations. At June 30, 1998, the Bank's investment in mortgage-backed securities totaled $81,066, or 0.07% of its total assets. At June 30, 1998 and 1997, all of the Bank's mortgage-backed securities were classified as held-to-maturity.

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

  Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                         YEAR ENDED JUNE 30,
                                                         ---------------------
                                                         1998   1997    1996
                                                         -----  -----  -------
                                                           (IN THOUSANDS)
Purchases............................................... $ --   $ --   $   --
Sales...................................................   --     --    (2,914)
Repayments..............................................   (73)  (246)    (554)
                                                         -----  -----  -------
Net increase (decrease)................................. $ (73) $(246) $(3,468)
                                                         =====  =====  =======

  OTHER INVESTMENTS. At June 30, 1998, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, FHLB stock and other FHLB interest-earning assets.

  OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 1998, the Bank was in compliance with this regulation. See "Regulation--Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

  The following table sets forth the composition of the Bank's investment securities, net of premiums and discounts, at the dates indicated.

                                               JUNE 30,
                           ---------------------------------------------------
                               1998             1997               1996
                           -------------  -----------------  -----------------
                            BOOK   % OF               % OF               % OF
                           VALUE  TOTAL   BOOK VALUE TOTAL   BOOK VALUE TOTAL
                           ------ ------  ---------- ------  ---------- ------
                                        (DOLLARS IN THOUSANDS)
Investment securities
 available-for-sale:
  Federal agency obliga-
   tions.................  $  --     --   $      996  18.27% $    1,974  34.87%
                           ------ ------  ---------- ------  ---------- ------
  Subtotal...............     --     --          996  18.27       1,974  34.87
Investment securities
 held-to-maturity........  $   98   2.77% $      100   1.83% $      100   1.77%
                           ------ ------  ---------- ------  ---------- ------
  Subtotal...............  $   98   2.77% $      100   1.83% $      100   1.77%
  FHLB stock.............   1,025  28.94         811  14.88         811  14.32
                           ------ ------  ---------- ------  ---------- ------
    Total investment
     securities and FHLB
     stock...............   1,123  31.71       1,907  34.98       2,885  50.96
                           ------ ------  ---------- ------  ---------- ------
Other interest-earning
 assets:
  FHLB checking..........   2,419  68.29       3,544  65.02       2,776  49.04
                           ------ ------  ---------- ------  ---------- ------
    Total other interest-
     earnings assets.....   2,419  68.29       3,544  65.02       2,776  49.04
                           ------ ------  ---------- ------  ---------- ------
    Total investment
     portfolio...........  $3,542 100.00% $    5,451 100.00% $    5,661 100.00%
                           ====== ======  ========== ======  ========== ======
Average remaining life of
 investment securities
 available for sale......     --          0.50 years         0.91 years

  INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities excluding FHLB stock at June 30, 1998.

                                            JUNE 30, 1998
                          -----------------------------------------------------
                          LESS THAN 1 TO 5  5 TO 10   OVER   TOTAL INVESTMENT
                           1 YEAR   YEARS    YEARS  10 YEARS    SECURITIES
                          --------- ------  ------- -------- ------------------
                            BOOK     BOOK    BOOK     BOOK    BOOK      MARKET
                            VALUE   VALUE    VALUE   VALUE    VALUE     VALUE
                          --------- ------  ------- -------- --------  --------
                                        (DOLLARS IN THOUSANDS)
Investment Securities...    $   3   $  12    $  19   $  64   $     98  $     98
                            -----   -----    -----   -----   --------  --------
Federal agency
 obligations............    $ --    $ --     $ --    $ --    $    --   $    --
                            -----   -----    -----   -----   --------  --------
Total investment
 securities.............    $   3   $  12    $  19   $  64   $     98  $     98
                            =====   =====    =====   =====   ========  ========
Weighted average yield..     6.50%   6.50%    6.50%   6.50%      6.50%     6.50%

SOURCES OF FUNDS

  GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

  FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 1998, the Bank had $19.5 million in FHLB advances.

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

  The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 1998, $38.8 million, or 59.6% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

  The Bank's total deposits increased from $70.7 million at June 30, 1997 to $85.8 million at June 30, 1998. This increase resulted from the Bank's concerted efforts during the year to market selected term certificates of deposit to fund the Bank's lending programs.

SAVINGS PORTFOLIO

  The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                  AT JUNE 30,
                                -------------------------------------------------
                                     1998             1997             1996
                                ---------------  ---------------  ---------------
                                BALANCE PERCENT  BALANCE PERCENT  BALANCE PERCENT
                                ------- -------  ------- -------  ------- -------
                                            (DOLLARS IN THOUSANDS)
Transactions and Savings
Deposits:
  Passbook savings............. $ 3,680   4.29%  $ 3,726   5.27%  $ 3,978   5.84%
  NOW accounts.................   8,853  10.32     8,328  11.78     7,968  11.68
  Money market accounts........   5,709   6.66     5,394   7.63     6,235   9.15
  Noninterest-bearing demand
   accounts....................   2,392   2.79     1,658   2.35     1,380   2.02
                                ------- ------   ------- ------   ------- ------
    Total non-certificates.....  20,634  24.06%   19,106  27.03%   19,561  28.69%
                                ------- ------   ------- ------   ------- ------
Certificates:
   2.00 -- 3.99%...............       1   0.00         2   0.00        13   0.02
   4.00 -- 5.99%...............  36,237  42.25    34,331  48.56    44,704  65.58
   6.00 -- 7.99%...............  28,905  33.70    17,254  24.41     3,606   5.29
   8.00 -- 9.99%...............     --     --        --     --        287   0.42
  10.00% & over................     --     --        --     --        --     --
                                ------- ------   ------- ------   ------- ------
    Total certificates.........  65,143  75.94%   51,587  72.97%   48,610  71.31%
                                ------- ------   ------- ------   ------- ------
    Total...................... $85,777 100.00%  $70,693 100.00%  $68,171 100.00%
                                ======= ======   ======= ======   ======= ======

DEPOSIT ACTIVITY

  The following table sets forth the deposit activities of the Bank for the periods indicated:

                                                     YEARS ENDED JUNE 30,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Opening balance.................................. $ 70,693  $ 68,170  $ 68,274
Deposits(1)......................................  221,802   225,732   164,947
Withdrawals......................................  210,450   225,691   167,702
Interest credited................................    3,732     2,482     2,651
                                                  --------  --------  --------
Ending balance................................... $ 85,777  $ 70,693  $ 68,170
                                                  ========  ========  ========
Net (decrease) increase.......................... $ 15,084  $  2,523  $   (104)
                                                  ========  ========  ========
Percent (decrease) increase......................    21.34%     3.70%    (0.15)%
                                                  ========  ========  ========

--------
(1) Does not reflect the rollover of certificates of deposit.

TIME DEPOSIT MATURITY SCHEDULE

  The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.

                                                           WEIGHTED
                                                           AVERAGE  PERCENT OF
                                        TOTAL BALANCE        RATE     TOTAL
                                    ---------------------- -------- ----------
                                    (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS MATURING IN
 QUARTER ENDING:
September 30, 1998.................        $ 6,748           5.25%     10.36%
December 31, 1998..................          7,357           5.40      11.29
March 31, 1999.....................         17,426           5.92      26.75
June 30, 1999......................          7,318           5.57      11.23
September 30, 1999.................          6,635           5.91      10.19
December 31, 1999..................          4,043           5.90       6.21
March 31, 2000.....................          2,700           6.11       4.14
June 30, 2000......................          1,263           5.90       1.94
September 30, 2000.................          1,456           5.95       2.24
December 31, 2000..................            730           5.79       1.12
March 31, 2001.....................            263           5.76       0.40
June 30, 2001......................            685           6.22       1.05
Thereafter.........................          8,519           6.26      13.08
                                           -------                    ------
  Total............................        $65,143                    100.00%
                                           =======                    ======

  The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                             MATURITY
                            -------------------------------------------
                            3 MONTHS OVER 3 TO 6 OVER 6 TO 12   OVER
                            OR LESS    MONTHS       MONTHS    12 MONTHS  TOTAL
                            -------- ----------- ------------ --------- -------
                                          (DOLLARS IN THOUSANDS)
Certificates of deposit
 less than $100,000.......   $6,592    $6,491      $21,565     $23,672  $58,320
Certificates of deposit of
 $100,000 or more.........      156       866        3,179       2,622    6,823
                             ------    ------      -------     -------  -------
Total certificates of
 deposit..................   $6,748    $7,357      $24,744     $26,294  $65,143
                             ======    ======      =======     =======  =======

  BORROWINGS. Community Bank's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1998, the Bank had $19.5 million in advances from the FHLB. The Bank has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity on FHLB advances, see Note 7 of the Notes to Consolidated Financial Statements.

  The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.

                                                       YEARS ENDED JUNE 30,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
MAXIMUM BALANCE:
  FHLB advances...................................... $19,500  $10,750  $14,360
AVERAGE BALANCE:
  FHLB advances...................................... $12,672  $ 9,154  $12,039
                                                            AT JUNE 30,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
FHLB advances........................................ $19,500  $12,000  $15,877
                                                      =======  =======  =======
Weighted average interest rate.......................    5.65%    5.75%    5.80%

SERVICE CORPORATION ACTIVITIES

  As a federally chartered savings association, Community Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.5 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. Community Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 1998, Community Bank had one subsidiary, CBES Service Corporation ("CBES"). CBES was established in March 1993 for the purpose of offering credit life, health and accident insurance to its customers. At June 30, 1998, the Bank's investment in CBES was $1,000. Also, for the fiscal year ended June 30, 1998, CBES had no pre-tax income.

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

  The OTS has extensive authority over the operations of savings and loan associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of March 1998 and April 1991, respectively. Such examinations did not result in any material changes to the operations, personnel or finances of the Bank. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

  All savings associations are subject to a semi-annual assessment, based upon the savings and loan association's total assets. The Bank's OTS assessment for the fiscal year ended June 30, 1998, was approximately $35,695.

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

  OTS regulations limit a thrift institution's loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Bank's lending limit under this restriction was approximately $4.1 million.

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

INSURANCE OF DEPOSITS

  Deposit Insurance. The FDIC is an independent federal agency that insures deposits of banks and thrift institutions up to certain specified limits and regulates such institutions for safety and soundness. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks, and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

  Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time, and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital levels, and the FDIC's level of supervisory concern about the institution.

  In 1996, federal legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under that law, the Bank and other institutions with SAIF-insured deposits were charged a one-time special assessment equal to $0.657 per $100 of assessable deposits at March 31, 1995. The Bank recognized this special assessment as a charge to noninterest expense of $441,000 (or $282,240 when adjusted for taxes) during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Assessment rates for regular ongoing, deposit insurance premiums currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory consent). The Association's assessment rate for deposit insurance was 0.23% of deposits for 1996, and it was reduced to 0.0% of deposits beginning on January 1, 1997. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and both the BIF and the SAIF currently satisfy the reserve ratio requirement. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds was 0.0648% for the semi-annual period beginning on January 1, 1997; 0.0630% for the semi-annual period beginning on July 1, 1997; and 0.0622% currently. The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may no transfer deposits to the BIF without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

CAPITAL REQUIREMENTS

  The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage (core capital) standard, and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and purchased credit card relationships. The OTS regulations require that, in meeting the tangible, core and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4.0% (3.0% for institutions receiving the highest CAMELS examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

  The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.0%. In determining the amount of risk-weighted assets, assets and certain off-balance sheet assets items are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3.0% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the effective date of the capital component in order to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies.

  At June 30, 1998, the Bank had tangible capital of $13.0 million, or 10.5% of adjusted total assets, which is approximately $11.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date; core capital equal to $13.0 million, or 10.5% of adjusted total assets, which is $9.3 million above the minimum leverage ratio requirement of 3% as in effect on that date; total capital of $13.5 million (including approximately $13.0 million in core capital, $669,000 in qualifying supplementary capital and reduced by $161,000 for exclusions from capital) and risk-weighted assets of $111.8 million (with no converted off-balance sheet assets); or total capital of 12.1% of risk-weighted assets. This amount was $4.6 million above the 8% requirement in effect on that date.

  Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Legislation enacted in 1996 required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and provided for the merger of the BIF and the SAIF into a single deposit insurance fund on January 1, 1999 provided the thrift charter was eliminated. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and the Company.

PROMPT CORRECTIVE REGULATORY ACTION

  Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  At June 30, 1998, the Bank was categorized as "well capitalized," meaning that the Bank's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

DIVIDEND LIMITATIONS

  An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility given to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1 Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

  A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

  The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

LIQUIDITY

  All savings and loan associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings and loan associations. At the present time, the minimum liquid asset ratio is 4%.

  Penalties may be imposed upon associations for violations of the liquid assets ratio requirement. At June 30, 1998, the Bank was in compliance with the requirement, with an overall average liquid assets ratio of 4.01%.

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

QUALIFIED THRIFT LENDER TEST

  In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

  Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10% of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank exceeded the applicable requirements at June 30, 1998.

  A savings association that fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties : (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities will be limited to those of a national bank; (iii) it will not be eligible for any new FHLB advances; and (iv) it will be bound by regulations applicable to national banks regarding the payment of dividends. Three years after failing the QTL test, the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association, and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

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

  The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in March 1998 and received a rating of "outstanding."

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

  If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-- Qualified Thrift Lender Test."

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

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

  As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1998, the Bank had $1,025,000 (at cost) of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.3% and were 6.8% for fiscal 1998. For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $56,000, which constitutes a $1,435 decrease over the amount of dividends received in fiscal year 1997. No assurance can be given that such dividends will continue in the future at such levels.

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

  Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of June 30, 1998, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $97,000.

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

  To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the Bank's excess for tax purposes totaled approximately $1,700,000.

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

EMPLOYEES

  At June 30, 1998, the Bank had a total of 55 full-time and 11 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

 Executive Officers of the Bank and the Company Who Are Not Directors

  LARRY E. HERMRECK. Mr. Hermreck, age 58, has been with the Bank for the past 25 years and has served as Chief Executive Officer for 20 years. In that capacity, he is responsible for overseeing the day to day operations of the Bank.

  DERYL R. GOETTLING. Mr. Goettling, age 49, is the Manager of the Bank's Mortgage Loan Department and is responsible for the supervision of all mortgage lending operations of the Bank. Mr. Goettling joined the Bank in 1986 and served in various capacities prior to being promoted to his current position in 1992.

  MARGARET E. TEEGARDEN. Ms. Teegarden, age 49, is the Manager of the Bank's Savings Department, responsible for managing the Bank's savings department. Ms. Teegarden joined the Bank in 1978.

  DENNIS D. HARTMAN. Mr. Hartman, age 44, is the Controller and Manager of the Bank's Accounting Department. He is responsible for the supervision of the Accounting Department and reporting to the regulatory authorities. He is also responsible for overseeing the Bank's asset/liability management program. Mr. Hartman joined the Bank in 1978.

  JAMES V. ALDERSON. Mr. Alderson, age 52, has served as the Manager of the Consumer Loan Department since June 1994, responsible for supervision of the Bank's consumer lending operations. Mr. Alderson has been with the Bank since 1990 and served as a loan officer until June 1994.

ITEM 2. DESCRIPTION OF PROPERTY

  The Bank conducts its business through its main office, located in Excelsior Springs, Missouri and two branch offices , one located in Kearney, Missouri, and the other in Liberty, Missouri. The Bank's Kearney branch and Liberty branch office space is leased. The following table sets forth information relating to the Bank's offices as of June 30, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was approximately $1.7 million.

                                                     TOTAL
                                                  APPROXIMATE
                                                    SQUARE    NET BOOK VALUE AT
         LOCATION              DATE ACQUIRED        FOOTAGE     JUNE 30, 1998
         --------          ---------------------  ----------- -----------------
                                                               (IN THOUSANDS)
Main Office:
  1001 North Jesse James
   Road...................         1983             10,000         $1,205
  Excelsior Springs,
   Missouri 64024
Branch Offices:
  178 West 6th Street.....        Leased             2,725         $  121
  Kearney, Missouri 64020  (Expires January 2000)

  913 Liberty Drive.......        Leased             7,150         $  418
  Liberty, Missouri 64068   (Expires March 2003)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  Page 40 of the attached 1998 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pages 5 to 15 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS

  Pages 16 to 39 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 22, 1998.

ITEM 10. EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 22, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 22, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 22, 1998.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements:

  The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 1998, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                        PAGE IN
                                                                        ANNUAL
ANNUAL REPORT SECTION                                                   REPORT
---------------------                                                   -------
Report of Independent Auditors........................................     16
Consolidated Balance Sheets at June 30, 1998 and 1997.................     17
Consolidated Statements of Earnings for the Years ended June 30, 1998,
 1997 and 1996........................................................     18
Consolidated Statements of Stockholders' Equity for the Years ended
 June 30, 1998, 1997 and 1996.........................................     19
Consolidated Statements of Cash Flows for the Years ended June 30,
 1998, 1997 and 1996..................................................     20
Notes to Consolidated Financial Statements............................     22

  (a)(2) Financial Statement Schedules--All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

  (a)(3) Exhibits--The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

                                                                 REFERENCE TO
  REGULATION                                                    PRIOR FILING OR
 S-B  EXHIBIT                                                   EXHIBIT NUMBER
    NUMBER                        DOCUMENT                      ATTACHED HERETO
 ------------                     --------                      ---------------
  2           Plan of acquisition, reorganization,                   None
               arrangement, liquidation or succession

  3.1         Certificate of Incorporation                             *

  3.2         Bylaws                                                   *

  4           Instruments defining the rights of security              *
               holders, including indentures

  9           Voting trust agreement                                 None

 10.1         Proposed Stock Option and Incentive Plan                 *

 10.2         Proposed Recognition and Retention Plan                  *

 10.3         Employment Agreement with Larry E. Hermreck,             *
               Deryl R. Goettling, Margaret E. Teegarden and
               Dennis D. Hartman

 10.4         Employee Stock Ownership Plan                            *

 10.5         Director Emeritus Agreements                             *

 10.6         Salary Continuation Agreement                            *

 10.7         Severance Agreements with Larry E. Hermreck,             *
               Deryl R. Goettling, Margaret E. Teegarden and
               Dennis D. Hartman

 11           Statement re: computation of per share earnings        None

 12           Statement re: computation or ratios                Not required

 13           Annual Report to Security Holders                       13

 16           Letter re: change in certifying accountant             None

 18           Letter re: change in accounting principles             None

 21           Subsidiaries of Registrant                              21

 22           Published report regarding matters submitted to        None
               vote of security holders

 23           Consent of experts and counsel                         None

 24           Power of Attorney                                  Not required

 27           Financial Data Schedule                                 27

 28           Information from reports furnished to State            None
               insurance regulatory authorities

 99           Additional exhibits                                    None

--------
* Filed on June 21, 1996, as exhibits to the Registrant's Form SB-2 registration statement (Registration No. 333-6649), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

  (b) Reports on Form 8-K--No Form 8-K was filed during the last quarter of the year covered by this Form 10-KSB.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CBES Bancorp, Inc.

                                                 /s/ Larry E. Hermreck
Date: September 25, 1998                  By: _________________________________
                                                     LARRY E. HERMRECK
                                                  CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

      /s/ Larry E. Hermreck            Chief Executive Officer    September 25, 1998
--------------------------------------  (Principal Executive
          LARRY E. HERMRECK             Officer)

        /s/ Dennis Hartman             Controller (Principal      September 25, 1998
--------------------------------------  Accounting and Financial
            DENNIS HARTMAN              Officer)

         /s/ Richard Cox               Director                   September 25, 1998
--------------------------------------
             RICHARD COX

    /s/ Robert L. Lalumondier          Director                   September 25, 1998
--------------------------------------
        ROBERT L. LALUMONDIER

        /s/ Cecil E. Lamb              Director                   September 25, 1998
--------------------------------------
            CECIL E. LAMB

       /s/ Robert McCrorey             Director                   September 25, 1998
--------------------------------------
           ROBERT MCCROREY

         /s/ Edgar Radley              Director                   September 25, 1998
--------------------------------------
             EDGAR RADLEY

       /s/ Rodney Rounkles             Director                   September 25, 1998
--------------------------------------
           RODNEY ROUNKLES

                               INDEX TO EXHIBITS

 Exhibit 13 1998 Annual Report to Stockholders
 Exhibit 21 Subsidiaries of the Registrant
 Exhibit 27 Financial Data Schedule