Form 10QSB
period 1998-09-30
CBES BANCORP INC
filed 1998-11-12
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                 FORM 10-QSB

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER  0-21163
                                               ---------

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

                                NOT APPLICABLE
                   ---------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
       Section13 or 15(d) of the Exchange Act during the past 12 months
  (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                                   90 days.

                                  YES X NO __
                                     --

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             Class               Outstanding at November 10, 1998
       -------------------       --------------------------------

       Common stock, .01 par value              969,607

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

            Item 1. Financial Statements:

               Consolidated Statements of Financial Condition at September 30,
                1998 (unaudited)  and June 30, 1998...................................................................  1

               Consolidated Statements of Earnings for the three months
                ended September  30, 1998 and 1997 (unaudited)........................................................  2

               Consolidated Statements of Stockholders' Equity for the three months ended September 30, 1998 (unaudited)...........................................................  3

               Consolidated Statements of Cash Flows for the three  months ended
                September 30, 1998 and 1997 (unaudited)...............................................................  4

               Notes to Consolidated Financial Statements (unaudited).................................................  5

               Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................................................  7

PART II - OTHER INFORMATION........................................................................................... 12

SIGNATURES............................................................................................................ 13

                      CBES BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     SEPTEMBER 30, 1998 AND JUNE 30, 1998


                                                                      September 30,    June 30,
                         Assets                                           1998           1998
                         ------                                           ----           ----
                                                                       (unaudited)
Cash                                                                  $  1,017,129       675,906
Interest-bearing deposits in other financial institutions                6,518,606     2,424,192
Investment securities held-to-maturity                                      96,000        98,000
Mortgage-backed securities held-to-maturity (estimated fair value
 of $75,000 and $82,000 respectively)                                       73,409        81,066
Loans held-for-sale, net                                                 7,143,916     1,579,569
Loans receivable, net                                                  125,349,134   113,242,706
Accrued interest receivable:
 Loans receivable                                                          996,233       908,793
 Investment securities                                                         520         2,123
 Mortgage-backed securities                                                    983         1,084
Real Estate Owned                                                          293,766        48,741
Stock in Federal Home Loan Bank (FHLB), at cost                          1,775,000     1,025,000
Office property and equipment, net                                       1,750,788     1,743,503
Deferred income tax benefit                                                      -       146,000
Cash surrender value of life insurance and other assets                  1,868,924     1,878,936
                                                                      ------------   -----------
     Total assets                                                     $146,884,408   123,855,619
                                                                      ============   ===========

   Liabilities and Stockholders' Equity
   ------------------------------------

Liabilities:
 Deposits                                                             $ 90,697,697    85,776,785
 FHLB advances                                                          35,500,000    19,500,000
 Accrued expenses and other liabilities                                  1,799,548       679,789
 Accrued interest payable on deposits                                      118,187       107,761
 Advance  payments by borrowers for property taxes and insurance         1,456,288       751,199
 Current income taxes payable                                              175,501       182,978
 Deferred income taxes                                                      15,517             -
                                                                      ------------   -----------
     Total liabilities                                                 129,762,738   106,998,512
                                                                      ------------   -----------

Stockholders' equity:
 Preferred stock, $.01 par, 500,000 shares authorized, none issued
  or outstanding                                                                 -             -
 Common stock, $.01 par; 3,500,000 shares authorized and 1,031,851
  shares issued                                                             10,319        10,319
 Additional paid-in capital                                              9,940,701     9,912,731
 Retained earnings, substantially restricted                             9,618,191     9,447,698
 Treasury stock, 92,244 shares at cost                                  (1,433,157)   (1,433,157)
 Unearned employee benefits                                             (1,014,384)   (1,080,484)
                                                                      ------------   -----------
    Total stockholders' equity                                          17,121,670    16,857,107
                                                                      ------------   -----------
     Total liabilities and stockholders' equity                       $146,884,408   123,855,619
                                                                      ============   ===========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                                          Three Months Ended
                                                              September 30
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
Interest income:
    Loans receivable                                $2,719,863       2,116,754
    Mortgage-backed securities                           1,459           1,938
    Investment securities                                   22          11,398
    Other                                               72,147          37,876
                                                    ----------       ---------
          Total interest income                      2,793,491       2,167,966
                                                    ----------       ---------
Interest expense:
    Deposits                                         1,079,793         882,891
    FHLB advances                                      362,190         135,494
                                                    ----------       ---------
          Total interest expense                     1,441,983       1,018,385
                                                    ----------       ---------

          Net interest income                        1,351,508       1,149,581

Provision for loan losses                               75,150          79,978
                                                    ----------       ---------
          Net interest income after
             provision for loan losses               1,276,358       1,069,603
                                                    ----------       ---------

Non-interest income:
    Gain on sale of loans, net                         140,441          56,735
    Customer service charges                            57,885          61,816
    Loan servicing fees                                 12,100          17,780
    Other                                               32,473          34,547
                                                    ----------       ---------
    Total non-interest income                          242,899         170,878
                                                    ----------       ---------

Non-interest expense:
    Compensation and benefits                          661,021         418,007
    Office property and equipment                      142,336          79,494
    Data processing                                     55,220          38,673
    Federal insurance premiums                          12,868          11,413
    Advertising                                         19,015          10,967
    Real estate owned and repossessed assets           (46,264)         27,931
    Other                                              232,252         157,878
                                                    ----------       ---------
          Total non-interest expense                 1,076,448         744,363
                                                    ----------       ---------

          Earnings before income taxes                 442,809         496,118

Income tax expense                                     164,039         191,256
                                                    ----------       ---------
          Net earnings                              $  278,770         304,862
                                                    ==========       =========
Earnings per share:
  Basic and Diluted                                 $      .31             .32
                                                    ==========       =========

Basic weighted average shares                          910,394         952,357
Common stock equivalents-stock options                     287               -
                                                    ----------       ---------

Diluted weighted average shares                        910,681         952,357
                                                    ==========       =========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                                                          Unearned    Unearned
                                                                                          employee   recognition
                                                                            Additional     stock     & retention       Total
                              Issued      Common      paid-in    Retained    Treasury    ownership       plan      stockholders'
                              shares       stock      capital    earnings      stock       shares       shares         equity
                             ---------  -----------  ---------  ----------  -----------  ----------  ------------  --------------
Balance at June 30, 1998     1,031,851      $10,319  9,912,731  9,447,698   (1,433,157)   (618,860)     (461,624)     16,857,107

Net earnings                         -            -          -    278,770            -           -             -         278,770

Dividends declared                   -            -          -   (108,277)           -           -             -        (108,277)
 ($.12 per share payable
   October 24, 1998)

Amortization of RRP                  -            -          -          -            -           -        35,510          35,510

Allocation of ESOP shares            -            -     27,970          -            -      30,590             -          58,560
                             ---------      -------  ---------  ---------   ----------    --------      --------      ----------

Balance at
September 30, 1998           1,031,851      $10,319  9,940,701  9,618,191   (1,433,157)   (588,270)     (426,114)     17,121,670
                             =========      =======  =========  =========   ==========    ========      ========      ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                        1998          1997
                                                                        ----          ----
Cash flows from operating activities:
   Net earnings                                                     $    278,770      304,862
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                          75,150       79,978
       Depreciation                                                       77,557       41,050
       Amortization of RRP                                                35,510            -
       Allocation of ESOP shares                                          58,560       53,421
       Proceeds from sale of loans held for sale                       5,205,505    3,098,557
       Originations of loans held for sale                           (10,629,411)  (3,190,877)
       Gain on sale of loans, net                                       (140,441)     (56,735)
       Premium amortization and accretion of discounts and
          deferred loan fees                                            (152,591)    (108,706)
       Deferred income taxes                                             161,517       20,745
       Changes in assets and liabilities:
         Accrued interest receivable                                     (85,736)     (24,573)
         Other assets                                                     10,012       53,981
         Accrued expenses and other liabilities                        1,119,759       66,782
         Accrued interest payable on deposits                             10,426         (272)
         Current income taxes payable                                     (7,477)      85,511
                                                                    ------------   ----------
          Net cash (used in) provided by operating activities         (3,982,890)     423,724
                                                                    ------------   ----------
Cash flows from investing activities:
  Net increase in loans  receivable                                  (12,274,012)  (4,992,108)
  Purchase of FHLB Stock                                                (750,000)           -
  Mortgage-backed securities principal repayments                          7,657       49,156
  Maturing securities                                                      2,000            -
  Purchase of office property equipment                                  (84,842)     (77,728)
                                                                    ------------   ----------
      Net cash used in  investing activities                        $(13,099,197)  (5,020,680)
                                                                    ------------   ----------

Cash flows from financing activities:
   Increase in deposits                                             $  4,920,912    5,888,046
   Proceeds from FHLB advances                                        16,000,000    2,500,000
   Repayments of FHLB advances                                                 -   (3,500,000)
   Increase  in advance payments by borrowers for property taxes
     and insurance                                                       705,089      238,969
   Dividends paid                                                       (108,277)     (94,559)
                                                                    ------------   ----------
         Net cash provided by financing activities                    21,517,724    5,032,456
                                                                    ------------   ----------

          Net increase  in cash and cash equivalents                   4,435,637      435,500

Cash and cash equivalents at the beginning of the period               3,100,098    4,132,350
                                                                    ------------   ----------
Cash and cash equivalents at the end of the period                  $  7,535,735    4,567,850
                                                                    ============   ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                        $     10,000       85,000
                                                                    ============   ==========

Cash paid during the period for interest                            $  1,431,557    1,018,113
                                                                    ============   ==========
Supplemental schedule of noncash activities:
 Conversion of  loans to real estate owned                          $    645,244       99,724
                                                                    ============   ==========
 Conversion of real estate owned to loans                           $    400,219            -
                                                                    ============   ==========


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1998

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

(2)  BASIS OF PREPARATION
     --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 1998 has been derived from the audited balance sheet as of that date. The Company adopted the provisions of Statement of Financial Accounting Standards Number 130 (Comprehensive Income), effective July 1, 1998. The Company anticipates that the only component of other comprehensive income will be the unrealized gain/loss on Available-For-Sale securities. The Company had no securities classified as Available-For-Sale during the quarter ended September 30, 1998.

(3)  EARNINGS PER SHARE
     ------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (Earnings Per Share). Under this statement, basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Per share information for the quarter ended September 30, 1997 has been restated to conform to SFAS 128.

(4)  STOCK OPTION AND RECOGNITION AND RETENTION PLAN
     -----------------------------------------------

The shareholders approved the adoption of a stock option plan and a recognition and retention plan (RRP) in October 1997. Under the RRP, common stock aggregating 40,998 shares may be awarded to certain officers and directors of the Company. In October 1997, the Company awarded 36,893 shares with a market value of $710,190. These shares have been reflected as unearned employee benefits in the accompanying consolidated balance sheet. Under the provisions of the RRP, the participants immediately vested in twenty percent of the shares and vest in the remaining shares in twenty percent increments over the next four years. As the awards vest, they are reflected as compensation expense. The amortization of the RRP awards for the three months ended September 30, 1998 was $35,510. The unamortized cost of the RRP awards at September 30, 1998 was $426,114.

Under the stock option plan, options to acquire 102,495 shares of the Company's common stock may be granted to certain officers and directors of the Company.
In October 1997, the Company awarded options to acquire 92,247 shares of stock. The options enable the recipients to purchase stock at an exercise price equal to the fair market value of the stock at the date of grant ($19.25). Under provisions of the stock option plan, the participants immediately vested in twenty percent of the options and vest in the remaining shares in twenty percent increments over the next four years. No stock options have been exercised by the recipients during the quarter ended September 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the Bank) at September 30, 1998 to the financial condition at June 30, 1998, its fiscal year-end, and the results of operations for the three months ended September 30, 1998, with the same period in 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL
-------

The Company was organized as a Delaware corporation in June 1996 to acquire all of the capital stock issued by The Bank upon its conversion from the mutual to stock form of ownership. The Bank was founded in 1931 as a Missouri chartered savings and loan association located in Excelsior Springs, Missouri. In 1995, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank. The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two insurance funds administered by the FDIC.

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch offices located in Kearney and Liberty, both in Clay County, Missouri. The Liberty office opened on March 16, 1998. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

Congress may consider legislation requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state depository institution. In addition, the Company might no longer be regulated as a thrift holding company, but rather as a bank holding company. The Office of Thrift Supervision (OTS) also might be abolished and its functions transferred among the federal banking regulators. There can be no assurance as to whether or in what form such legislation will be enacted or, if enacted, its effect on the Company and the Bank.

FINANCIAL CONDITION
-------------------

Total assets increased $23.0 million, or 18.6%, to $146.9 at September 30, 1998 from $123.9 million at June 30, 1998. This was primarily due to an increase in net loans receivable and loans held for sale of $17.7 million, which were funded primarily with FHLB advances.

Net loans receivable and loans held for sale increased by $17.7 million, or 15.4%, to $132.5 million at September 30, 1998 from $114.8 million at June 30, 1998 primarily due to increases in one-to-four family portfolio loans of $11.9 million and loans held for sale of $5.6 million. Loans held for sale are loans that have been sold in the secondary market but have not been funded. The increase in net loans receivable is attributable to increased loan originations since the opening of the Liberty branch office. Quarterly mortgage loan originations have increased to $43.8 million during the quarter ended September 30, 1998, compared to $20.5 million for the corresponding quarter of 1997. Of the $11.9 million increase in one-to-four family portfolio loans, approximately $5.7 million were a special 5/1 adjustable rate loan primarily available to first time home buyers, approximately $4.7 million in one year adjustable rate loans that had a minor variance from conforming standards, such as, the number of acres on the loan or a minor credit requirement variance, and approximately $1.7 million in one year adjustable rate loans that have a loan-to-value ratio greater than 80%, with no private mortgage insurance, to facilitate other short term loans to investors and builders.

Deposits increased $4.9 million, or 5.7%, to $90.7 million at September 30, 1998 from $85.8 million at June 30, 1998. The increase in deposits is primarily due to $6.3 million in new certificates of deposit.

FHLB advances increased $16.0 million, or 82.1%, to $35.5 million at September 30, 1998 from $19.5 million at June 30, 1998. The increase in FHLB advances was primarily used to fund loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
-----------------------------------------------------------------------------
AND 1997
--------

Performance Summary. In the three months ended September 30, 1998, the Company had net earnings of $279,000 compared to net earnings of $305,000 for the three months ended September 30, 1997. The most significant items causing the decrease in earnings were an increase in interest income of $626,000 offset by an increase in interest expense of $424,000, and an increase in non-interest expense of $332,000.

Net Interest Income. For the three months ended September 30, 1998, net interest income increased by $202,000, or 17.6%, to $1,352,000 from $1,150,000 for the three months ended September 30, 1997. The increase reflected an increase of $625,000 in interest income, to $2,793,000 from $2,168,000 and an increase of $424,000 in interest expense to $1,442,000 from $1,018,000.

Provision for Loan Losses. During the three months ended September 30, 1998, the Bank charged $75,000 against earnings as a provision for loan losses compared to a provision of $80,000 for the three months ended September 30, 1997. This provision resulted in an allowance for loan losses of $719,000 or .54% of loans receivable, net at September 30, 1998 compared to $669,000, or .58% of loans receivable, net at June 30, 1998. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended September 30, 1998, non-interest income increased $72,000 to $243,000 from $171,000 for the prior year period primarily due to an increase in gain on the sale of loans of $84,000, offset by a decrease in loan servicing fees of $6,000 and a decrease in customer service charges of $4,000.

Non-Interest Expense. Non-interest expense increased by $332,000 to $1,076,000 for the three months ended September 30, 1998 from $744,000 for the three months ended September 30, 1997. Of this increase, $243,000 was attributable to compensation, of which $5,000 was due to the ESOP plan, $ 36,000 was due to the adoption of the Recognition and Retention plan, and $157,000 was due to an increase in the number of employees and general wage increases, $63,000 was due to office property and equipment expense, $8,000 was due to advertising, and $74,000 was due to other non-interest expense, primarily due to office supplies, professional fees and other areas, offset by a decrease in real estate owned and repossessed asset expense of $74,000, primarily due to a gain on the sale of real estate owned of $53,000 for the quarter ended September 30, 1998, compared to a $2,000 gain on the sale of real estate owned for the quarter ended September 30, 1997. The increase in Non-interest expense is primarily due to the Company pursuing its plan of controlled growth, part of that being the opening of the branch office in Liberty, Missouri.

NON-PERFORMING ASSETS
---------------------

On September 30, 1998, nonperforming assets were $1,276,000 compared to $732,000 on June 30, 1998. The balance of the Bank's allowance for loan losses was $701,000 at September 30, 1998, or 54.9% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

CAPITAL RESOURCES
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1998:

                                  Actual                  Required                     Excess
                              amount/percent           amount/percent               amount/percent
                              --------------           --------------               --------------
                                                     (Dollars in thousands)
     FIRREA REQUIREMENTS
     -------------------
     Tangible capital         $13,397     9.12%         2,203     1.50%              11,194    7.62%
     Core leverage capital    $13,397     9.12%         5,875     4.00%               7,522    5.12%
     Risk-based capital       $13,373    10.74%         9,964     8.00%               3,409    2.74%

LIQUIDITY
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, and deposits in other insured institutions . While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at September 30, 1998 and June 30, 1998 were 4.74% and 4.01%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at September 30, 1998 and 1997 were $7,535,735 and $4,567,850 respectively.

Cash flows from operating activities. Net cash used in operating activities was $3,983,000 during the three months ended September 30, 1998 compared to $424,000 provided by operating activities during the same period in 1997. The change was primarily due to an increase in the proceeds from the sale of loans held for sale of $2,107,000, and an increase in the change in accrued expenses and other liabilities of $1,053,000, offset by an increase in the originations of loans held for sale of $7,439,000.

Cash flows from investing activities. Net cash of $13.1 million was used in investing activities for the three months ended September 30, 1998 versus $5.0 million for the three months ended September 30, 1997. The increase was primarily due to an increase in loans receivable of $12.3 million during the three months ended September 30, 1998 versus a $5.0 million increase during the same period in 1997.

Cash flows from financing activities. Net cash provided by financing activities was $21.5 million for the three months ended September 30, 1998 compared to $5.0 million during the same period in 1997. The increase in cash flows from financing activities is primarily due to an increase in FHLB advances of $16.0 million for the three months ended September 30, 1998 versus a decrease of $1,000,000 for the same period in 1997, and an increase in deposits of $4.9 million for the three months ended September 30, 1998 versus an increase of $5.9 million for the same period in 1997.

IMPACT OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

YEAR 2000 ISSUE

Like many financial institutions the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions.

The Bank's year 2000 implementation process was established using a standard framework set forth by the Office of Thrift Supervision. The process includes separate phases for awareness, assessment, renovation, validation, and implementation. The Bank's year 2000 plan also includes the development and implementation of a contingency plan for each of the Bank's critical automated systems if they should fail to become year 2000 compliant by certain target dates. Such contingency plans should be completed by the end of the fourth calendar quarter in 1998. Since the Bank does not develop any of the software programs that are utilized, the process is focused on follow-up and testing of software provided by third party vendors and data centers to ensure their renovation. Also, the process attends to pre-packaged computer software, personal computer and server hardware, and other electronic equipment.

The data processing of the Bank's core operations is provided by a third party service bureau. Management has received assurances from the Bank's service bureau that it is progressing toward its goal of making their software and data center hardware year 2000 compliant. The Bank is participating in testing procedures and it continues to prudently monitor the progress reports received from the vendor. In the year 2000 process, the Bank has evaluated the hardware and software on its wide-area network ("WAN"). To date, the Bank has completed the awareness and assessment phases of the year 2000 process. The plan's renovation was started in the third calendar quarter of 1998 and will be finished in the fourth calendar quarter of 1998, with validation and implementation phases to occur by March 31, 1999. Management estimates that the year 2000 implementation process will cost between $100,000 and $150,000, which includes the cost of capitalized computer hardware for the WAN and other costs to perform testing and validation of services provided by the Bank's service bureau and other third parties.

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

                                   CBES Bancorp, Inc. and Subsidiaries
                                   -----------------------------------
                                                (Registrant)


                              Date: 11-10-98
                                   ---------------------------------------------

                              By: /s/ Larry E. Hermreck
                                 -----------------------------------------------
                                   Larry E. Hermreck, Chief Executive Officer
                                   and Secretary (Duly Authorized Officer)


                              Date: 11-10-98
                                   ---------------------------------------------
                              By: /s/ Dennis D. Hartman
                                 -----------------------------------------------
                                   Dennis D. Hartman, Controller and Chief
                                 Financial Officer (Principal Financial Officer)