Form 10QSB
period 1998-12-31
CBES BANCORP INC
filed 1999-02-12
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR15(D) OF
                                 THE SECURITIES EXCHANGE ACT OFc 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                     COMMISSION FILE NUMBER     0-21163
                                              ------------


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

                                NOT APPLICABLE
                        -------------------------------
(Former name, former address and former fisccal year, if changed since last report)

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

           Class                              Outstanding at February 10, 1999
     ----------------                         --------------------------------

Common stock, .01 par value                              921,127

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

     Consolidated Statements of Financial Condition at December 31,
       1998 (unaudited) and June 30, 1998................................. 1

     Consolidated Statements of Earnings for the three months and six months ended December 31, 1998 and 1997 (unaudited)................ 2

     Consolidated Statements of Stockholders' Equity for the six
       months ended December 31, 1998 (unaudited)......................... 3

     Consolidated Statements of Cash Flows for the six months ended
       December 31, 1998 and 1997 (unaudited)............................. 4

     Notes to Consolidated Financial Statements........................... 5

     Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................ 7

PART II - OTHER INFORMATION...............................................13

SIGNATURES................................................................14

                      CBES BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      DECEMBER 31, 1998 AND JUNE 30, 1998

                                                             December 31,      June 30,
                      Assets                                    1998             1998
                      ------                                    ----             ----
                                                             (unaudited)
Cash                                                        $    939,570         675,906
Interest-bearing deposits in other financial                   4,927,567       2,424,192
 institutions
Investment securities held-to-maturity                            96,000          98,000
Mortgage-backed securities held-to-maturity estimated
 fair value of $71,381 and $82,000 respectively)                  69,457          81,066
Loans held for sale, net                                       2,752,851       1,579,569
Loans receivable, net                                        132,215,121     113,242,706
Accrued interest receivable:
   Loans receivable                                              992,645         908,793
   Investment securities                                           2,080           2,123
   Mortgage-backed securities                                        930           1,084
Real estate owned                                                580,960          48,741
Stock in Federal Home Loan Bank (FHLB), at cost                1,775,000       1,025,000
Office property and equipment, net                             2,726,167       1,743,503
Current income taxes receivable                                  171,580               -
Deferred income tax benefit                                            -         146,000
Cash surrender value of life insurance & other assets          1,973,076       1,878,936
                                                            ------------     -----------
             Total assets                                   $149,223,004     123,855,619
                                                            ============     ===========

          Liabilities & Stockholders' Equity
          ----------------------------------

Liabilities:
    Deposits                                                $ 97,581,563      85,776,785
    FHLB advances                                             33,950,000      19,500,000
    Accrued expenses and other liabilities                       780,838         679,789
    Accrued interest payable on deposits                         125,254         107,761
    Advance payments by borrowers for property taxes
     and insurance                                               382,007         751,199
    Current income taxes payable                                       -         182,978
    Deferred income taxes                                         15,517               -
                                                            ------------     -----------
             Total Liabilities                               132,835,179     106,998,512
                                                            ------------     -----------

Stockholders' Equity:
    Preferred stock, $.01 par, 500,000 shares
     authorized, none issued    or outstanding                         -               -
    Common Stock, $.01 par; 3,500,000 shares authorized
     and 1,031,851    shares issued                               10,319          10,319
    Additional paid-in capital                                 9,964,251       9,912,731
    Retained earnings, substantially restricted                9,623,160       9,447,698
    Treasury stock, 140,724 and 92,244 shares at              (2,267,740)     (1,433,157)
     cost, respectively
    Unearned employee benefits                                  (942,165)     (1,080,484)
                                                            ------------     -----------
            Total stockholders' equity                        16,387,825      16,857,107
                                                            ------------     -----------
              Total liabilities and stockholders'           $149,223,004     123,855,619
               equity                                       ============     ===========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                       Three Months Ended                               Six Months Ended
                                                          December 31                                     December 31
                                              ---------------------------------------     -----------------------------------------
                                                     1998                1997                   1998                   1997
                                              --------------------  -----------------     ----------------------  -----------------
Interest income:
   Loans receivable                           $2,824,860             2,234,748              5,544,723               4,351,502
   Mortgage-backed securities                      1,404                 1,961                  2,863                   3,899
   Investment securities                             105                 8,178                    127                  19,576
   Other                                          96,615                46,372                168,762                  84,248
                                              ----------            ----------             ----------              ----------
        Total interest income                  2,922,984             2,291,259              5,716,475               4,459,225
                                              ----------            ----------             ----------              ----------

Interest expense:
   Deposits                                    1,179,132               945,510              2,258,925               1,828,401
   FHLB Advances                                 524,444               156,319                886,634                 291,813
                                              ----------            ----------             ----------              ----------
        Total interest expense                 1,703,576             1,101,829              3,145,559               2,120,214
                                              ----------            ----------             ----------              ----------

Net interest income                            1,219,408             1,189,430              2,570,916               2,339,011

Provision for loan losses                        176,615                41,588                251,765                 121,566
                                              ----------            ----------             ----------              ----------
     Net interest income after
        provision for loan losses              1,042,793             1,147,842              2,319,151               2,217,445
                                              ----------            ----------             ----------              ----------

Non-interest income:
   Gain on sale of loans, net                    305,094                91,109                445,535                 147,844
   Customer service charges                       57,456                54,461                115,341                 116,277
   Loan servicing fees                            12,113                17,223                 24,213                  35,003
   Other                                          33,023                29,479                 65,496                  64,026
                                              ----------            ----------             ----------              ----------
     Total non-interest income                   407,686               192,272                650,585                 363,150
                                              ----------            ----------             ----------              ----------

 Non-interest expense:
   Compensation and benefits                     654,858               675,872              1,275,226               1,093,879
   Office property and equipment                 244,923                86,911                427,912                 166,405
   Data processing                                53,923                43,138                109,143                  81,811
   Federal insurance premiums                     12,666                11,585                 25,534                  22,998
   Advertising                                    35,111                18,194                 54,126                  29,161
   Real estate owned and repossessed assets        4,954                   250                (41,310)                 28,181
   Other                                         248,920               171,632                481,172                 329,510
                                              ----------            ----------             ----------              ----------
     Total non-interest expense                1,255,355             1,007,582              2,331,803               1,751,945
                                              ----------            ----------             ----------              ----------

     Earnings before income taxes                195,124               332,532                637,933                 828,650

Income tax expense                                68,919               121,066                232,958                 312,322
                                              ----------            ----------             ----------              ----------
          Net earnings                        $  126,205               211,466                404,975                 516,328
                                              ==========            ==========             ==========              ==========
Earnings per share:
 Basic and diluted                            $     0.14             $    0.22             $     0.45               $    0.54
                                              ==========            ==========             ==========              ==========

Basic weighted average shares                    887,757               975,533                898,694                 964,215
Common stock equivalents-stock options                 -                 5,630                      -                     401
                                              ----------            ----------             ----------              ----------

Diluted weighted average shares                  887,757               981,163                898,694                 964,616
                                              ==========            ==========             ==========              ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                  (UNAUDITED)

                                                     Additional                            Unearned        Total
                                 Issued    Common     paid-in     Retained    Treasury     employee    stockholders'
                                 shares     stock     capital     earnings      stock      benefits        equity
                                 ------     -----     -------     --------      -----      --------        ------
Balance at June 30, 1998        1,031,851  $10,319   9,912,731  9,447,698   (1,433,157)  (1,080,484)     16,857,107

Net earnings                            -        -           -    404,975            -            -         404,975

Dividends declared                      -        -           -   (229,513)           -            -        (229,513)
 ($.14 per share payable
    January 25, 1999)

Purchase of 48,480 shares of            -        -           -          -     (834,583)           -        (834,583)
 treasury stock

Amortization of RRP                     -        -           -          -            -       71,019          71,019

Allocation of ESOP shares               -        -      51,520          -            -       67,300         118,820
                                ---------  -------  ----------  ---------   ----------   ----------      ----------
Balance at
December 31, 1998               1,031,851  $10,319   9,964,251  9,623,160   (2,267,740)    (942,165)     16,387,825
                                =========  =======  ==========  =========   ==========   ==========      ==========


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                       1998            1997
                                                                       ----            ----
Cash flows from operating activities:
  Net earnings                                                     $     404,975       516,328
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                         251,765       121,566
       Depreciation                                                      162,201        86,386
       Amortization of RRP                                                71,019       177,547
       Allocation of ESOP shares                                         118,820       131,331
       Proceeds from sale of loans held for sale                      20,837,028     8,322,405
       Origination of loans held for sale                            (21,564,775)   (8,567,446)
       Gain on sale of loans, net                                       (445,535)     (147,844)
       Premium amortization and accretion of discounts and
          deferred loan fees                                            (312,871)     (235,855)
       Deferred income taxes                                             161,517        20,745
       Changes in assets and liabilities:
         Accrued interest receivable                                     (83,655)      (85,173)
         Other assets                                                    (94,140)      (70,425)
         Accrued expenses and other liabilities                          101,049        27,566
         Accrued interest payable on deposits                             17,493        (3,321)
         Current income taxes payable                                   (354,558)     (142,025)
                                                                   -------------    ----------
           Net cash (used in) provided by operating activities          (729,667)      151,785
                                                                   -------------    ----------

Cash flows from investing activities:
  Net increase in loans receivable                                   (19,443,528)   (8,230,714)
  Purchase FHLB Stock                                                   (750,000)            -
  Mortgage-backed securities principal repayments                         11,609        57,341
  Maturing investment securities                                           2,000     1,000,000
  Purchase of office property equipment                               (1,144,865)     (253,661)
                                                                   -------------    ----------
        Net cash used in investing activities                      $(21,324,784)    (7,427,034)
                                                                   -------------    ----------

Cash flows from financing activities:
  Increase in deposits                                             $  11,804,778     9,401,960
  Proceeds from FHLB advances                                         24,950,000     6,000,000
  Repayments of FHLB advances                                        (10,500,000)   (4,500,000)
  Increase in advance payments by borrowers for property taxes
   and insurance                                                        (369,192)     (512,146)
  Dividends Paid                                                        (229,513)     (188,809)
  Treasury stock purchased                                              (834,583)     (875,750)
                                                                   -------------    ----------
      Net cash provided by financing activities                       24,821,490     9,325,255
                                                                   -------------    ----------

      Net increase in cash and cash equivalents                        2,767,039     2,050,006

Cash and cash equivalents at the beginning of the period               3,100,098     4,132,350
                                                                   -------------    ----------
Cash and cash equivalents at the end of the period                 $   5,867,137     6,182,356
                                                                   =============    ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                      $     426,000       433,602
                                                                   =============    ==========

 Cash paid during the period for interest                          $   3,128,066     2,123,535
                                                                   =============    ==========

Supplemental schedule of noncash activities:
 Conversion of loans to real estate owned                          $   (940,527)             -
                                                                   =============    ==========
  Loans made to finance sale of real estate owned                  $     408,308             -
                                                                   =============    ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               DECEMBER 31, 1998

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

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technical factors affecting the Company's operations, pricing, products and services.

(2)  BASIS OF PREPARATION
     --------------------

The accompanying unaudited consolidated financial statements were prepared in and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been may be expected for the entire year. The balance sheet information as of June 30, 1998 has been derived from the audited balance sheet as of that date.

The Company adopted the provisions of Statement of Financial Accounting Standards Number 130 (Comprehensive Income), effective July 1, 1998. The Company had no components of comprehensive income other than net income.

(3)  STOCK OPTION AND RECOGNITION AND RETENTION PLAN
     -----------------------------------------------

The shareholders approved the adoption of a stock option plan and a recognition and retention plan (RRP) in October 1997. Under the RRP, common stock aggregating 40,998 shares may be awarded to certain officers and directors of the Company. In October 1997, the Company awarded 36,893 shares with a market value of $710,190 as of the date of the award . These shares have been reflected as unearned employee benefits in the accompanying consolidated balance sheet. Under the provisions of the RRP, the participants immediately vested in twenty percent of the shares and vest in the remaining shares in twenty percent increments over the next four years. As the awards vest, they are reflected as compensation expense. The amortization of the RRP awards for the three and six month periods ended December 31, 1998 was $35,509 and $71,019 respectively.

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

No stock options have been exercised by the recipients during the quarter ended December 31, 1998.

(4)  CAPITAL STOCK TRANSACTIONS
     --------------------------

In November 1998, the Company completed the purchase of 48,480 shares of the Company's common stock, in a previously announced stock repurchase plan, for an aggregate purchase price of $834,583.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at December 31, 1998 to the financial condition at June 30, 1998, its fiscal year-end, and the results of operations for the three months and six months ended December 31, 1998, with the same periods in 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein. This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch offices located in Kearney and Liberty, both in Clay County, Missouri. The Liberty office opened on March 16, 1998. On December 30, 1998 the Bank purchased a building in Kearney, Missouri from another financial institution. The Bank intends to relocate its Kearney office from the current leased facility to the new location in March 1999. The purchase price of the building, together with furniture, fixtures, and equipment, was $1.0 million. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

Congress may consider legislation requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state depository institution. In addition, the Company might no longer be regulated as a thrift holding company, but rather as a bank holding company. The Office of Thrift Supervision ("OTS") also might be abolished and its functions transferred among the federal banking regulators. There can be no assurance as to whether or in what form such legislation will be enacted or, if enacted, its effect on the Company and the Bank.

FINANCIAL CONDITION
-------------------

Total assets increased $25.3 million, or 20.4%, to $149.2 at December 31, 1998 from $123.9 million at June 30, 1998. This was primarily due to an increase in net loans receivable and loans held for sale of $20.2 million, which were funded primarily with FHLB advances and deposit accounts.

Net loans receivable and loans held for sale increased by $20.2 million, or 17.6%, to $135.0 million at December 31, 1998 from $114.8 million at June 30, 1998 primarily due to increases in one-to-four family portfolio loans of $13.9 million, land loans of $2.2 million, consumer loans of $1.5 million, and loans held for sale of $1.1 million. Loans held for sale are loans that are contracted to be sold in the secondary market, but have not been funded. The increase in net loans receivable is attributable to increased loan originations since the opening of the Liberty branch office. Mortgage loan originations have increased to $75.2 million during the six months ended December 31, 1998, compared to $38.3 million for the corresponding six months of 1997. Of the $13.9 million increase in one-to-four family portfolio loans, approximately $6.4 million were a special 5/1 adjustable rate loan primarily available to first time home buyers, approximately $2.0 million were one year adjustable rate loans that had a minor variance from conforming standards, such as the number of acres on the loan or a minor credit requirement variance, and approximately $0.8 million were one year adjustable rate loans that have a loan-to-value ratio greater than 80%, with no private mortgage insurance.

Deposits increased $11.8 million, or 13.8%, to $97.6 million at December 31, 1998 from $85.8 million at June 30, 1998. The increase in deposits is primarily due to $12.1 million in new certificates of deposit.

FHLB advances increased $14.5 million, or 74.4%, to $34.0 million at December 31, 1998 from $19.5 million at June 30, 1998. These advances ranged in term from one to three years, and approximately half were callable advances. The FHLB advances were primarily used to fund loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND
--------------------------------------------------------------------------------
1997
----

Performance Summary. In the three months ended December 31, 1998, the Company had net earnings of $126,000 compared to net earnings of $211,000 for the three months ended December 31, 1997. The most significant items causing the decrease in earnings were an increase in net interest income of $30,000 an increase in non-interest income of $215,000, offset by an increase in non-interest expense of $248,000, and an increase in the provision for loan loss of $135,000.

Net Interest Income. For the three months ended December 31, 1998, net interest income increased $30,000, or 2.5%, to $1,219,000 from $1,189,000 for the three months ended December 31, 1997. The increase reflected an increase of $632,000 in interest income, to $2,923,000 from $2,291,000 offset by an increase of $602,000 in interest expense to $1,704,000 from $1,102,000.

Provision for Loan Losses. During the three months ended December 31, 1998, the Bank charged $177,000 against earnings as a provision for loan losses compared to a provision of $42,000 for the three months ended December 31, 1997. This provision resulted in an allowance for loan losses of $876,000 or .64% of loans receivable, net at December 31, 1998 compared to $669,000, or .58% of loans receivable, net at June 30, 1998. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

Approximately $100,000 of the increased provision was due to increased loans receivable. The remainder of the increase was attributable to specific multifamily and construction loans which, based upon analysis by management and application of the Company's methodology for establishing the allowance, required additional reserves.

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

Non-Interest Income. For the three months ended December 31, 1998, non-interest income increased $215,000 to $408,000 from $192,000 for the prior year period primarily due to an increase in gain on the sale of loans of $214,000.

Non-Interest Expense. Non-interest expense increased by $248,000 to $1,255,000 for the three months ended December 31, 1998 from $1,008,000 for the three months ended December 31, 1997. Of this increase, $158,000 was due to office property and equipment expense, of which $166,000 was attributable to Year 2000 expenses, including capitalized computer hardware of $63,000, $17,000 was due to advertising, and $77,000 was due to other non-interest expense, consisting of mortgage loan expenses, professional fees and telephone expense. The increase in non-interest expense is primarily due to Year 2000 costs and the Company pursuing its plan of controlled growth, part of that being the opening of the branch office in Liberty, Missouri.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND
------------------------------------------------------------------------------
1997
----

Performance Summary. In the six months ended December 31, 1998, the Company had net earnings of $405,000 compared to net earnings of $516,000 for the six months
ended December 31, 1997.   The most significant items causing the decrease in
earnings were an increase in net interest income of $232,000 and an increase in non-interest income of $287,000, offset by an increase in non-interest expense of $580,000, and an increase in provision for loan loss of $130,000.

Net Interest Income. For the six months ended December 31, 1998, net interest income increased by $232,000, or 9.9%, to $2,571,000 from $2,339,000 for the six months ended December 31, 1997. The increase reflected an increase of $1,257,000 in interest income, to $5,716,000 from $4,459,000 and an increase of $1,025,000 in interest expense to $3,145,000 from $2,120,000.

Provision for Loan Losses. During the six months ended December 31, 1998, the Bank charged $252,000 against earnings as a provision for loan losses compared to a provision of $122,000 for the six months ended December 31, 1997.

Non-Interest Income. For the six months ended December 31, 1998, non-interest income increased $288,000 to $651,000 from $363,000 for the prior year period primarily due to an increase in gain on the sale of loans of $298,000.

Non-Interest Expense. Non-interest expense increased by $580,000 to $2,332,000 for the six months ended December 31, 1998 from $1,752,000 for the six months ended December 31, 1997. Of this increase, $307,000 was attributable to compensation expense due to an increase in the number of employees and general wage increases, offset by a decrease in the ESOP plan expense of $13,000, and a
decrease in the Recognition and Retention Plan expense of $107,000.   $262,000
was due to office property and equipment expense, of which $227,000 was attributable to Year 2000 expenses, including capitalized computer hardware of $97,000, $25,000 was due to advertising, and $152,000 was due to other non-interest expense, consisting of mortgage loan expenses, professional fees and telephone expense. The six months ended December 31, 1997 included $146,000 expense due to the immediate vesting of one year of the RRP.

NON-PERFORMING ASSETS
---------------------

On December 31, 1998, nonperforming assets were $3,436,000 compared to $732,000 on June 30, 1998. The balance of the Bank's allowance for loan losses was $876,000 at December 31, 1998, or 25.5% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The $2,704,000 increase in nonperforming assets was primarily due to an increase in one-to-four family non-accruing construction loans of $763,000, an increase in non-accruing land loans of $535,000, an increase in accruing construction loans greater than ninety days delinquent of $921,000, and an increase in foreclosed assets of $297,000.

Part of the increase is due to the Bank having shifted to monthly interest payments on construction loans, $1,684,000 of which were delinquent at December 31, 1998. The Bank has increased its collection efforts on these loans, and such efforts have resulted in seven construction loans with balances of $921,000 being current as of February 2, 1999.

CAPITAL RESOURCES
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1998:

                                       Actual                      Required             Excess
                                   amount/percent                amount/percent      amount/percent
                                   --------------                --------------      --------------
                                                                 (Dollars in thousands)
     FIRREA EQUIREMENTS
     -------------------
     Tanible capital                  $13,629   9.13%                2,238  1.50%        11,391  7.63%
     Core leverage capital            $13,629   9.13%                5,968  4.00%         7,661  5.13%
     Risk-based capital               $14,452  13.82%                8,367  8.00%         6,085  5.82%

---------

Liquidity
--------

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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at December 31, 1998 and June 30, 1998 were 4.90% and 4.01%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at December 31, 1998 and 1997 were $5,867,137 and $6,182,356 respectively.

Cash flows from operating activities. Net cash used in operating activities was $730,000 during the six months ended December 31, 1998 compared to $152,000 provided by operating activities during the same period in 1997. The change was primarily due to an increase in the proceeds from the sale of loans held for sale of $12,515,000, and an increase in the gain on sale of loans, net of $298,000, offset by an increase in the originations of loans held for sale of $12,997,000.

Cash flows from investing activities. Net cash of $21.3 million was used in investing activities for the six months ended December 31, 1998 versus $7.4 million for the six months ended December 31, 1997. The increase was primarily due to an increase in loans receivable of $19.4 million during the six months ended December 31, 1998 versus a $8.2 million increase during the same period in 1997.

Cash flows from financing activities. Net cash provided by financing activities was $24.8 million for the six months ended December 31, 1998 compared to $9.3 million during the same period in 1997. The increase in cash flows from financing activities is primarily due to an increase in FHLB advances of $14.5 million for the six months ended December 31, 1998 versus an increase of $1.5 million for the same period in 1997, and an increase in deposits of $11.8 million for the six months ended December 31, 1998 versus an increase of $9.4 million for the same period in 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

YEAR 2000 ISSUE

The Board of Directors and the Management of the Bank have established a formal process for the implementation of a plan to evaluate and correct the problems that the Year 2000 could cause to the Bank's critical automated systems. The Year 2000 problem exists because many automated systems use only two digit fields to represent the year, such as "98" representing 1998. However, with the two digit format, the Year 2000 is indistinguishable from 1900, 2001 from 1901, and so on. Should these critical systems fail in the year 2000, the Bank would have difficulty in processing transactions for loans and deposit customers, which could cause significant damage to the Bank's important customer relationships. Since the Bank does not develop any of the software programs that are utilized, the process is focused on follow-up and testing of software provided by third party vendors and data centers to ensure their compliance with the Year 2000 issue.

In calendar year 1997, Management implemented a Year 2000 process using the standard framework set forth by the Federal Financial Institutions Examination Council, which includes separate phases for awareness, assessment, renovation, validation, and implementation. In the awareness phase, Management committed resources and established a Year 2000 committee consisting of managers from all departments of the Bank. This committee proceeded through the assessment phase, which included an analysis of the Year 2000 impact on all hardware, software, electronic equipment; identifying the Bank's critical business processes; developing priorities by risk; gaining commitment from vendors and service providers; and evaluating the impact on the Bank's customers. The renovation phase is currently underway and will include the replacement or elimination of non-compliant software, hardware, and vendors. In the validation phase, the committee will test all renovated systems and test all data exchanges with outside organizations. In the implementation phase, all renovated systems will be put into service. To date, the Bank has completed the awareness and assessment phases, and is nearing the end of the renovation phase. The validation and implementation phases are scheduled to be complete by March 31,
1999.   For the six months ended December 31, 1998 Year 2000 costs are $227,000, including $97,000 in capitalized computer hardware. Management estimates additional Year 2000 costs of $80,000, including $30,000 in capitalized computer hardware.

Data processing of the Bank's core operations is provided by a third party service bureau. The Bank has actively participated in testing procedures, and it continues to prudently monitor the progress reports from the vendor. The Bank's Year 2000 process also includes the evaluation of phone systems, alarm systems, funds transfer providers, and all hardware and software on its wide-area network ("WAN").

The company is in the process of finalizing its Year 2000 contingency plan for each of the Bank's critical automated systems. The contingency plan will be implemented if any of the critical systems should fail to become Year 2000 compliant by certain target dates. Management expects the plan to be completed by February 28, 1999, but it also plans to make updates to the contingency plans on an ongoing basis. The third party service bureau has also formulated a contingency plan, which Management is incorporating into the Bank's overall contingency plan.

The Board of Directors is updated on the status of the Year 2000 process on regular intervals. Management believes that the Bank's Year 2000 process is adequate to ensure that all mission critical systems will be Year 2000 compliant.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On October 22, 1998 the Company held its annual meeting of stockholders to consider the election of two directors of the Company and to ratify the appointment of KPMG LLP as the auditors of the Company for the fiscal year ending June 30, 1999. The results of the meeting were as follows:

          Robert L. Lalumondier was elected to serve as a director of the Company with 806,818 votes for and 8,050 votes withheld.

          Cecil E. Lamb was elected to serve as a director of the Company with 806,793 votes for and 8,075 votes withheld.

          The appointment of KPMG LLP to act as the Company's auditors for the fiscal year ending June 30, 1999 was ratified with 799,618 votes for, 14,200 votes against, and 1,050 votes withheld.

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


                                CBES Bancorp, Inc. and Subsidiaries
                               --------------------------------------
                                             (Registrant)


                               Date: 2/12/99
                                    --------------------------------


                               By: /s/ Larrey E. Hermreck
                                  ----------------------------------
                                  Larry E. Hermreck, Chief Executive
                                  Officer and Secretary (Duly Authorized
                                  Officer)

                               Date: 2/12/99
                                    --------------------------------

                               By: /s/ Dennis D. Hartman
                                  ----------------------------------
                                  Dennis D. Hartman, Controller and Chief
                                  Financial Officer (Principal Financial
                                  Officer)