Form 10QSB
period 1999-03-31
CBES BANCORP INC
filed 1999-05-13
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                   15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______

                      COMMISSION FILE NUMBER     0-21163
                                             ---------------


                              CBES BANCORP, INC.
                              ------------------
       (Exact name of small business issuer as specified in its charter)


                    DELAWARE                 43-1753244
                    -----------------------------------
        (State or other jurisdiction of incorporation or organization)
                       (IRS Employer Identification No.)


             1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
             -----------------------------------------------------
                   (Address of principal executive offices)

                                (816 630-6711)
                                --------------
                          (Issuer's telephone number)

                                NOT APPLICABLE
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO ___
                                    ---

 Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                    Class                    Outstanding at May 10, 1999
                --------------               ---------------------------

          Common stock, .01 par value                  921,127

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements:

     Consolidated Statements of Financial Condition at March 31,
      1999 (unaudited) and June 30, 1998................................     1

     Consolidated Statements of Earnings for the three months
      and nine months ended March 31, 1999 and 1998 (unaudited).........     2

     Consolidated Statements of Stockholders' Equity for the nine
      months ended March 31, 1999 (unaudited)...........................     3

     Consolidated Statements of Cash Flows for the nine months ended
      March 31, 1999 and 1998 (unaudited)...............................     4

     Notes to Consolidated Financial Statements.........................     5

     Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations...............................     7

PART II - OTHER INFORMATION.............................................    13

SIGNATURES..............................................................    14

                      CBES BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       MARCH 31, 1999 AND JUNE 30, 1998

                                                                             March 31,       June 30,
                               Assets                                          1999            1998
                               ------                                          ----            ----
                                                                           (unaudited)
Cash                                                                       $  1,046,821           675,906
Interest-bearing deposits in other financial institutions                     5,614,817         2,424,192
Investment securities held-to-maturity (estimated
 fair value of $93,000 and $98,000 respectively)                                 93,000            98,000
Mortgage-backed securities held-to-maturity (estimated fair value
 of $65,000 and $82,000 respectively)                                            63,382            81,066
Loans held for sale, net                                                      2,492,608         1,579,569
Loans receivable, net                                                       141,522,247       113,242,706
Accrued interest receivable:
 Loans receivable                                                             1,106,107           908,793
 Investment securities                                                              504             2,123
 Mortgage-backed securities                                                         850             1,084
Real Estate Owned                                                               527,645            48,741
Stock in Federal Home Loan Bank (FHLB), at cost                               2,122,500         1,025,000
Office property and equipment, net                                            2,671,981         1,743,503
Current income taxes receivable                                                  98,311                 -
Deferred income tax benefit                                                           -           146,000
Cash surrender value of life insurance & other assets                         2,057,637         1,878,936
                                                                           ------------      ------------
             Total Assets                                                  $159,418,410       123,855,619
                                                                           ============      ============

            Liabilities & Stockholders' Equity
            ----------------------------------

Liabilities:
 Deposits                                                                  $ 98,945,378        85,776,785
 FHLB advances                                                               42,450,000        19,500,000
 Accrued expenses and other liabilities                                         656,770           679,789
 Accrued interest payable on deposits                                           117,550           107,761
 Advance payments by borrowers for property                                     635,521           751,199
  taxes and insurance
 Current income taxes payable                                                         -           182,978
 Deferred income taxes                                                           15,517                 -
                                                                           ------------      ------------
             Total Liabilities                                              142,820,736       106,998,512
                                                                           ------------      ------------

Stockholders' Equity:
 Preferred stock, $.01 par, 500,000 shares authorized, none issued
  or outstanding                                                                      -                 -
 Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
  shares issued                                                                  10,319            10,319
 Additional paid-in capital                                                   9,977,482         9,912,731
 Retained earnings, substantially restricted                                  9,758,628         9,447,698
 Treasury stock, 140,724 and 92,244 shares at cost, respectively             (2,267,740)       (1,433,157)
 Unearned employee benefits                                                    (881,015)       (1,080,484)
                                                                           ------------      ------------
            Total stockholders' equity                                       16,597,674        16,857,107
                                                                           ------------      ------------
            Total liabilities and stockholders' equity                     $159,418,410       123,855,619
                                                                           ============      ============

See accompanying notes to unaudited consolidated financial statements.

                     CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                   Three Months Ended                    Nine Months Ended
                                                        March  31                             March  31
                                            --------------------------------      --------------------------------
                                                1999               1998                1999               1998
                                            -------------      -------------      -------------       -------------
Interest income:
   Loans receivable                         $   3,060,394          2,298,313          8,605,117           6,649,815
   Mortgage-backed securities                       1,276              1,811              4,139               5,710
   Investment securities                               57                135                184              19,711
   Other                                           79,934             53,850            248,696             138,098
                                            -------------      -------------      -------------       -------------
        Total interest income                   3,141,661          2,354,109          8,858,136           6,813,334
                                            -------------      -------------      -------------       -------------

Interest expense:
   Deposits                                     1,165,342            966,353          3,424,267           2,794,754
   FHLB Advances                                  497,125            188,383          1,383,759             480,196
                                            -------------      -------------      -------------       -------------
        Total interest expense                  1,662,467          1,154,736          4,808,026           3,274,950
                                            -------------      -------------      -------------       -------------

Net interest income                             1,479,194          1,199,373          4,050,110           3,538,384

Provision for loan losses                          45,995             43,901            297,760             165,467
                                            -------------      -------------      -------------       -------------
     Net interest income after
        provision for loan losses               1,433,199          1,155,472          3,752,350           3,372,917
                                            -------------      -------------      -------------       -------------

Non-interest income:
   Gain on sale of loans, net                     161,181            100,822            606,716             248,666
   Customer service charges                        52,362             52,115            167,703             168,392
   Loan servicing fees                            (15,540)             8,476              8,673              43,479
   Other                                           52,405             33,564            117,901              97,590
                                            -------------      -------------      -------------       -------------
     Total non-interest income                    250,408            194,977            900,993             558,127
                                            -------------      -------------      -------------       -------------

 Non-interest expense:
   Compensation and benefits                      639,592            551,282          1,914,818           1,645,161
   Office property and equipment                  206,576            108,263            634,488             274,668
   Data processing                                 80,636             41,150            189,779             122,961
   Federal insurance premiums                      13,990             12,416             39,524              35,414
   Advertising                                     31,320             38,972             85,446              68,133
   Real estate owned and repossessed assets        32,129             28,485             (9,181)             56,666
   Other                                          246,569            194,765            727,741             524,275
                                            -------------      -------------      -------------       -------------
     Total non-interest expense                 1,250,812            975,333          3,582,615           2,727,278
                                            -------------      -------------      -------------       -------------

     Earnings before income taxes                 432,795            375,116          1,070,728           1,203,766

Income tax expense                                158,747            137,691            391,705             450,013
                                            -------------      -------------      -------------       -------------
          Net earnings                      $     274,048            237,425            679,023             753,753
                                            =============      =============      =============       =============

Earnings per share-basic                    $        0.32      $        0.26      $        0.75       $        0.79
                                            =============      =============      =============       =============

Earnings per share-diluted                  $        0.32      $        0.25      $        0.75       $        0.79
                                            =============      =============      =============       =============

Basic weighted average shares                     867,635            927,182            904,416             952,051
Common stock equivalents-stock options                  -             17,352                  -               4,051

Diluted weighted average shares                   867,635            944,534            904,416             956,102
                                            =============      =============      =============       =============

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                    Additional                            Unearned        Total
                                 Issued    Common    paid-in     Retained    Treasury     employee    stockholders'
                                 shares     stock    capital     earnings      stock      benefits        equity
                                ---------  -------  ----------  ----------  -----------  -----------  --------------
Balance at June 30, 1998        1,031,851  $10,319  9,912,731   9,447,698   (1,433,157)  (1,080,484)    16,857,107

Net earnings                            -        -          -     679,023            -            -        679,023

Dividends declared                      -        -          -    (368,023)           -            -       (368,023)
 ($.16 per share payable
    April 23, 1999)

Purchase of 48,480 shares of            -        -          -           -     (834,583)           -       (834,583)
 treasury stock

Amortization of RRP                     -        -          -           -            -      106,529        106,529

Allocation of ESOP shares               -        -     64,751           -            -       92,940        157,691
                                ---------  -------  ---------   ---------   ----------   ----------     ----------
Balance at
March 31, 1999                  1,031,851  $10,319  9,977,482   9,758,628   (2,267,740)    (881,015)    16,597,674
                                =========  =======  =========   =========   ==========   ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                       1999           1998
                                                                  ------------    -------------
Cash flows from operating activities:
  Net earnings                                                    $    679,023          753,753
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                       297,760          165,467
       Depreciation                                                    253,860          138,193
       Amortization of RRP                                             106,529          213,057
       Allocation of ESOP shares                                       157,691          192,593
       Proceeds from sale of loans held for sale                    30,525,152       13,967,050
       Origination of loans held for sale                          (30,831,475)     (15,094,612)
       Gain on sale of loans, net                                     (606,716)        (248,666)
       Premium amortization and accretion of discounts and
          deferred loan fees, net                                     (482,508)        (350,178)
       Deferred income taxes                                           161,517           20,745
       Changes in assets and liabilities:
         Accrued interest receivable                                  (194,107)        (167,466)
         Other assets                                                 (178,701)        (134,425)
         Accrued expenses and other liabilities                        (23,019)         173,535
         Accrued interest payable on deposits                            9,789           20,636
         Current income taxes payable                                 (281,289)        (132,593)
                                                                  ------------    -------------
           Net cash (used in) provided by operating activities        (406,494)        (482,911)
                                                                  ------------    -------------


Cash flows from investing activities:
  Net increase in loans receivable                                 (28,573,697)     (12,052,612)
  Purchase FHLB Stock                                               (1,097,500)               -
  Mortgage-backed securities principal repayments                       17,684           64,540
  Maturing securities                                                    5,000        1,002,000
  Purchase of office property equipment                             (1,182,338)        (551,055)
                                                                  ------------    -------------
        Net cash used in investing activities                     $(30,830,851)     (11,537,127)
                                                                  ------------    -------------


Cash flows from financing activities:
  Increase in deposits                                            $ 13,168,593       12,250,051
  Proceeds from FHLB advances                                       37,450,000        9,000,000
  Repayments of FHLB advances                                      (14,500,000)      (4,500,000)
  Increase in advance payments by borrowers for property taxes
   and insurance                                                      (115,678)        (271,479)
  Dividends Paid                                                      (368,093)               -
  Treasury stock purchased                                            (834,583)      (2,090,907)
                                                                  ------------    -------------
      Net cash provided by financing activities                     34,800,239       14,111,418
                                                                  ------------    -------------

      Net increase in cash and cash equivalents                      3,562,894        2,091,380

Cash and cash equivalents at the beginning of the period             3,100,098        4,132,350
                                                                  ------------    -------------
Cash and cash equivalents at the end of the period                $  6,662,992        6,223,730
                                                                  =============   =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                     $    431,000          561,861
                                                                  ============    =============

 Cash paid during the period for interest                         $  4,798,237        3,254,314
                                                                  ============    =============

Supplemental schedule of noncash activities:
 Conversion of loans to real estate owned                         $ (1,075,058)        (166,684)
                                                                  ============    =============
 Conversion of real estate owned to loans                         $    596,154          304,165
                                                                  ============    =============


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1999

(1)  CBES BANCORP, INC. AND SUBSIDIARIES
     -----------------------------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technical factors affecting the Company's operations, pricing, products and services.

(2)  BASIS OF PREPARATION
     --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month and nine month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 1998 has been derived from the audited balance sheet as of that date.

The Company adopted the provisions of Statement of Financial Accounting Standards Number 130 (Comprehensive Income), effective July 1, 1998. The Company has no components of comprehensive income other than net income.

(3)  STOCK OPTION AND RECOGNITION AND RETENTION PLAN
     -----------------------------------------------

The shareholders approved the adoption of a stock option plan and a recognition and retention plan (RRP) in October 1997. Under the RRP, common stock aggregating 40,998 shares may be awarded to certain officers and directors of the Company. In October 1997, the Company awarded 36,893 shares with a market value of $710,190 as of the date of the award. These shares have been reflected as unearned employee benefits in the accompanying consolidated balance sheet. Under the provisions of the RRP, the participants immediately vested in twenty percent of the shares and vest in the remaining shares in twenty percent increments over the next four years. As the awards vest, they are reflected as compensation expense. The amortization of the RRP awards for the three and nine month periods ended March 31, 1999 was $35,510 and $106,529 respectively.

Under the stock option plan, options to acquire 102,495 shares of the Company's common stock may be granted to certain officers and directors of the Company. In October 1997, the Company awarded options to acquire 92,247 shares of stock. The options enable the recipients to purchase stock at an exercise price equal to the fair market value of the stock at the date of grant ($19.25). Under provisions of the stock option plan, the participants immediately vested in twenty percent of the options and vest in the remaining shares in twenty percent increments over the next four years. No stock options have been exercised by the recipients during the quarter ended March 31, 1999.

(4)  CAPITAL STOCK TRANSACTIONS
     --------------------------

In November 1998, the Company completed the purchase of 48,480 shares of the Company's common stock, in a previously announced stock repurchase plan, for an aggregate purchase price of $834,583.

(5)  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
     --------------------------------------

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect in the Company's financial position or results of operation, nor will adoption require additional capital resources.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at March 31, 1999 to the financial condition at June 30, 1998, its fiscal year-end, and the results of operations for the three months and nine months ended March 31, 1999, with the same periods in 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein. This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch offices located in Kearney and Liberty, both in Clay County, Missouri. The Liberty office opened on March 16, 1998. On December 30, 1998 the Bank purchased a building in Kearney, Missouri from another financial institution. The Bank relocated its Kearney office from a leased facility to the new location on March 22, 1999. The purchase price of the building, together with furniture, fixtures, and equipment, was $1.0 million. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

FINANCIAL CONDITION
-------------------

Total assets increased $35.6 million, or 28.7%, to $159.4 at March 31, 1999 from $123.9 million at June 30, 1998. This was primarily due to an increase in net loans receivable and loans held for sale of $29.2 million, which were funded primarily with FHLB advances and deposit accounts.

Net loans receivable and loans held for sale increased by $29.2 million, or 25.4%, to $144.0 million at March 31, 1999 from $114.8 million at June 30, 1998 primarily due to increases in one-to-four family portfolio loans of $19.3 million, construction loans of $2.9 million, land loans of $2.6 million, consumer loans of $2.2 million, non-residential loans of $1.8 million, and loans held for sale of $0.9 million. Loans held for sale are loans that are contracted to be sold in the secondary market, but have not been funded. The increase in net loans receivable is attributable to increased loan originations since the opening of the Liberty branch office. Mortgage loan originations have increased to $110.1 million during the nine months ended March 31, 1999, compared to $60.5 million for the corresponding nine months of 1998. Of the $19.3 million increase in one-to-four family portfolio loans, approximately $6.3 million were a special 5/1 adjustable rate loan primarily available to first time home buyers, approximately $2.4 million were one year adjustable rate loans that had a minor variance from conforming standards, such as the number of acres on the loan or a minor credit requirement variance, and approximately $3.2 million were one year adjustable rate loans that have a loan-to-value ratio greater than 80%, with no private mortgage insurance.

Deposits increased $13.2 million, or 15.4%, to $98.9 million at March 31, 1999 from $85.8 million at June 30, 1998. The increase in deposits is primarily due to $11.8 million in new certificates of deposit.

FHLB advances increased $23.0 million, or 118.0%, to $42.5 million at March 31, 1999 from $19.5 million at June 30, 1998. These advances ranged in term from one to three years, and approximately one-third were callable advances. The FHLB advances were primarily used to fund loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
-----------------------------------------------------------------------------
1998
----

Performance Summary. In the three months ended March 31, 1999, the Company had net earnings of $274,000 compared to net earnings of $237,000 for the three months ended March 31, 1998. The most significant items causing the increase in earnings were an increase in net interest income of $280,000 and an increase in non-interest income of $55,000, offset by an increase in non-interest expense of $275,000.

Net Interest Income. For the three months ended March 31, 1999, net interest income increased $280,000, or 23.4%, to $1,479,000 from $1,199,000 for the three months ended March 31, 1998. The increase reflected an increase of $788,000 in interest income, to $3,142,000 from $2,354,000 offset by an increase of $508,000 in interest expense to $1,662,000 from $1,155,000. The increase in interest income was primarily due to an increase in average balances of loans receivable, net, primarily one-to-four family loans and construction loans. The increase in interest expense was primarily due to an increase in the average balances of certificates and FHLB advances.

Provision for Loan Losses. During the three months ended March 31, 1999, the Bank charged $46,000 against earnings as a provision for loan losses compared to a provision of $44,000 for the three months ended March 31, 1998. This provision resulted in an allowance for loan losses of $930,000 or .65% of loans receivable, net at March 31, 1999 compared to $669,000, or .58% of loans receivable, net at June 30, 1998. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

The Bank's methodology for determining allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. Those percentages are based upon management's estimate of the exposure to loss in the various categories. Percentages generally range from 0.05% for single family residential loans to 2.00% for some consumer loans; higher percentages may be applied to problem loans. In addition, management continues to review specifically identified problem, or potential problem loans. On a case by case basis, where considered necessary, reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans delinquent more than 90 days. In addition, pursuant to the Bank's methodology, the reserve is replenished for net charge-offs, which are charged against the reserve.

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

Non-Interest Income. For the three months ended March 31, 1999, non-interest income increased $55,000 to $250,000 from $195,000 for the prior year period primarily due to an increase in gain on the sale of loans of $60,000. The increase was primarily due to an increase in gains on the sale of mortgage loans of $60,000 offset by a decrease in loan servicing fees of $24,000, primarily due to a write-down of mortgage servicing rights of $27,000.

Non-Interest Expense. Non-interest expense increased by $275,000 to $1,251,000 for the three months ended March 31, 1999 from $975,000 for the three months ended March 31, 1998. Of this increase, $88,000 was due to compensation expense, due to an increase in the number of employees and general wage increases, 98,000 was due to office property and equipment expense, of which $35,000 was attributable to Year 2000 expenses, including capitalized computer hardware of $3,000, $39,000 was due to data processing, and $52,000 was due to other non-interest expense, consisting of mortgage loan expenses, telephone expense, and postage expense, offset by a decrease in advertising of $8,000. The increase in non-interest expense is primarily due to Year 2000 costs and the Company pursuing its plan of controlled growth, part of that being the opening of the branch office in Liberty, Missouri and the purchase of the new office building in Kearney, Missouri.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND
----------------------------------------------------------------------------
1998
----

Performance Summary. In the nine months ended March 31, 1999, the Company had net earnings of $679,000 compared to net earnings of $754,000 for the nine months ended March 31, 1998. The most significant items causing the decrease in earnings were an increase in net interest income of $512,000 and an increase in non-interest income of $343,000, offset by an increase in non-interest expense of $855,000, and an increase in provision for loan loss of $132,000.

Net Interest Income. For the nine months ended March 31, 1999, net interest income increased by $512,000, or 14.5%, to $4,050,000 from $3,538,000 for the nine months ended March 31, 1998. The increase reflected an increase of $2,045,000 in interest income, to $8,858,000 from $6,813,000 and an increase of $1,533,000 in interest expense to $4,808,000 from $3,275,000. The increase in interest income was primarily due to an increase in average balances of loans receivable, net, primarily one-to-four family loans and construction loans, offset by a reduction in the yields on interest-earning assets to 8.53% for the nine month period ending March 31, 1999 from 8.73% for the comparable period in 1998. The increase in interest expense was primarily due to an increase in the average balances of certificates and FHLB advances, offset by an increase in the rates on interest-bearing liabilities to 5.10% for the nine month period ending March 31, 1999 from 4.89% for the comparable period in 1998.

Provision for Loan Losses. During the nine months ended March 31, 1999, the Bank charged $298,000 against earnings as a provision for loan losses compared to a provision of $165,000 for the nine months ended March 31, 1998. The increase in the provision for loan loss for the nine months ended March 31, 1999 compared to the same period in 1998, is reflective of our continued growth and mix in loans receivable, net, and an increase in nonperforming loans to $1,088,000 at March 31, 1999 from$587,000 at March 31, 1998. Net loans receivable and loans held for sale increased $29.2 million, or 25.4% to $144.0 million at March 31, 1999 from $114.8 million at June 30, 1998, compared to an increase of $13.8 million, or 15.2%, to $104.8 million at March 31, 1998 from $91.0 million at June 30, 1997.

Non-Interest Income. For the nine months ended March 31, 1999, non-interest income increased $343,000 to $901,000 from $558,000 for the prior year period primarily due to an increase in gain on the sale of loans of $358,000, offset by a decrease in loan servicing fees of $35,000, primarily due to a write-down of mortgage servicing rights of $27,000.

Non-Interest Expense. Non-interest expense increased by $855,000 to $3,582,000 for the nine months ended March 31, 1999 from $2,727,000 for the nine months ended March 31, 1998. Of this increase, $270,000 was attributable to increased compensation expense, due to an increase in the number of employees and general wage increases, practically offset by a decrease in the ESOP plan expense of $35,000, and a decrease in the Recognition and Retention Plan expense of $107,000. $360,000 was due to office property and equipment expense, of which $262,000 was attributable to Year 2000 expenses, including capitalized computer hardware of $100,000, $17,000 was due to advertising, and $203,000 was due to other non-interest expense, consisting of mortgage loan expenses, professional fees, telephone expense, and postage. The nine months ended March 31, 1998 included $146,000 expense due to the immediate vesting of one year of the RRP.

NON-PERFORMING ASSETS
---------------------

On March 31, 1999, nonperforming assets were $1,636,000 compared to $3,436,000 on December 31, 1998, and $732,000 on June 30, 1998. The balance of the Bank's allowance for loan losses was $930,000 at March 31, 1999, or 56.9% of nonperforming assets compared to $876,000 at December 31, 1998 or 25.5% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The $904,000 increase in nonperforming assets, from June 30, 1998 to March 31, 1999, was primarily due to an increase in one-to-four family non-accruing construction loans of $331,000, and an increase in foreclosed assets of $493,000. Part of the increase is due because the Bank shifted to monthly interest payments on construction loans, $331,000 of which were delinquent at March 31, 1999. Nonperforming assets decreased $1,800,000 at March 31, 1999 from December 31, 1998. The decrease was primarily due to a decrease of $921,000 in accruing construction loans delinquent 90 days or more, a decrease of $496,000 in non-accruing land loans, and a decrease of $432,000 in non-accruing construction loans.

CAPITAL RESOURCES
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of March 31, 1999:

                                             Actual            Required          Excess
                                         amount/percent    amount/percent    amount/percent
                                         --------------    --------------    --------------
                                                        (Dollars in thousands)
FIRREA REQUIREMENTS
-------------------

Tangible capital                         $13,959  8.75%    2,392  1.50%      11,567  7.25%
Core leverage capital                    $13,959  8.75%    6,378  4.00%       7,581  4.75%
Risk-based capital                       $14,844 13.10%    9,064  8.00%       5,780  5.10%


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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at March 31, 1999 and June 30, 1998 were 4.54% and 4.01%, respectively.

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

Cash flows from operating activities. Net cash used in operating activities was $406,000 during the nine months ended March 31, 1999 compared to $483,000 during the same period in 1998. The change was primarily due to an increase in the proceeds from the sale of loans held for sale of $16,558,000, and an increase in the gain on sale of loans, net of $358,000, offset by an increase in the originations of loans held for sale of $16,558,000.

Cash flows from investing activities. Net cash of $30.8 million was used in investing activities for the nine months ended March 31, 1999 versus $11.5 million for the nine months ended March 31, 1998. The increase was primarily due to an increase in loans receivable of $28.6 million during the nine months ended March 31, 1999 versus a $12.1 million increase during the same period in 1998.

Cash flows from financing activities. Net cash provided by financing activities was $34.8 million for the nine months ended March 31, 1999 compared to $14.1 million during the same period in 1998. The increase in cash flows from financing activities is primarily due to an increase in FHLB advances of $22.9 million for the nine months ended March 31, 1999 versus an increase of $4.5 million for the same period in 1998, and an increase in deposits of $13.2 million for the nine months ended March 31, 1999 versus an increase of $12.3 million for the same period in 1998.

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

In calendar year 1997, Management implemented a Year 2000 process using the standard framework set forth by the Federal Financial Institutions Examination Council, which includes separate phases for awareness, assessment, renovation, validation, and implementation. In the awareness phase, Management committed resources and established a Year 2000 committee consisting of managers from all departments of the Bank. This committee proceeded through the assessment phase, which included an analysis of the Year 2000 impact on all hardware, software, electronic equipment; identifying the Bank's critical business processes; developing priorities by risk; gaining commitment from vendors and service providers; and evaluating the impact on the Bank's customers. The renovation phase is currently underway and will include the replacement or elimination of non-compliant software, hardware, and vendors. In the validation phase, the committee will test all renovated systems and test all data exchanges with outside organizations. In the implementation phase, all renovated systems will be put into service. To date, the Bank has completed the awareness and assessment phases, and is nearing the end of the renovation phase. The validation and implementation phases are scheduled to be complete by April 30, 1999. For the nine months ended March 31, 1999 Year 2000 costs are $262,000, including $100,000 in capitalized computer hardware. Management estimates additional Year 2000 costs of $45,000, including $27,000 in capitalized computer hardware.

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

The company is in the process of finalizing its Year 2000 contingency plan for each of the Bank's critical automated systems. The contingency plan will be implemented if any of the critical systems should fail to become Year 2000 compliant by certain target dates. Management expects the plan to be completed by June 30, 1999, but it also plans to make updates to the contingency plans on an ongoing basis. The third party service bureau has also formulated a contingency plan, which Management is incorporating into the Bank's overall contingency plan.

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

          None

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


                                       CBES Bancorp, Inc. and Subsidiaries
                                     ----------------------------------------
                                                   (Registrant)


                                Date:   May 12, 1999
                                     ----------------------------------------


                                By:   /s/ Larry E. Hermreck
                                     ----------------------------------------
                                     Larry E. Hermreck, Chief Executive Officer
                                     and Secretary (Duly Authorized Officer)

                                Date:   May 12, 1999
                                     ----------------------------------------


                                By:   /s/ Dennis D. Hartman
                                     ----------------------------------------
                                      Dennis D. Hartman, Controller and Chief
                                      Financial Officer (Principal Financial
                                      Officer)