Form 10KSB
period 1999-06-30
CBES BANCORP INC
filed 1999-09-28
CIK 1017308

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 1999
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______________to __________________________
     Commission File Number 0-21163

                              CBES BANCORP, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                      43-1753244
------------------------------                   -----------------------
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)

     1001 North Jesse James Road, Excelsior Springs, Missouri           64024
--------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:       (816) 630-6711
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.
           ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Registrant's revenues for the fiscal year ended June 30, 1999 were $13.5 million.

     As of September 17, 1999, there were 1,031,851 shares issued and 921,127 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of September 17, 1999, was $14.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1999.

     Part III of Form 10-KSB - Portions of Proxy Statement for 1999 Annual Meeting of Stockholders.

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

     Community Bank is a federally chartered savings bank headquartered in Excelsior Springs, Missouri. Community Bank was originally chartered as a Missouri savings and loan association in 1931 under the name Excelsior Springs Savings and Loan Association. In 1991, the Bank changed its name to its current form, and in 1995 the Bank amended its charter to become a federal mutual savings bank. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office in Excelsior Springs and its branch offices in Kearney and Liberty, Community Bank primarily serves communities located in Clay and Ray Counties and to a lesser extent in surrounding counties in the State of Missouri. The Liberty office commenced operations in March 1998. This office gives the Bank visibility in the Kansas City northland area, which is experiencing good growth which we expect to continue for the next few years. At June 30, 1999, Community Bank had total assets of $150.4 million, deposits of $101.4 million and stockholders' equity of $16.9 million.

     Community Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale. At June 30, 1999, the Bank's total loan portfolio was $163.1 million, of which 43.7% were one- to four-family residential mortgage loans, 42.8% were construction and land loans (the vast majority of which related to single-family residential properties), and 8.9% were consumer loans. During the fiscal year ended June 30, 1999, the Bank originated $51.0 million of fixed-rate one- to four-family residential mortgage loans, of which $40.4 million, or 79.2%, were sold in the secondary market. See "Lending Activities." To a substantially lesser extent, the Bank invests in various investment securities, including mortgage-backed securities.

     The executive office of the Company and the Bank is located at 1001 North Jesse James Road, Excelsior Springs, Missouri 64024 and their telephone number is (816) 630-6711.

Market Area and Competition
---------------------------

     Community Bank serves communities located in Clay and Ray Counties and in surrounding counties in Missouri from its main office in Excelsior Springs and its branch offices in Kearney and Liberty. Excelsior Springs, Kearney and Liberty are located in Clay County, which is part of the Kansas City Metropolitan Statistical Area. Excelsior Springs, Kearney and Liberty are small towns with 1990 populations estimated at 11,000, 2,000 and 20,000, respectively. Clay County has a relatively large population (estimated at 166,000 as of 1995), and the northern portion of Clay County is a combination of suburban and rural areas containing a number of small towns, including Excelsior Springs and Kearney. Southern Clay County is a rapidly developing suburban market, and is home to a large number of people who commute to jobs in areas closer to Kansas City.

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

     The Bank's business and operating results are significantly affected by the general economic conditions present in the Bank's market area. As of June 30, 1998, the twelve-month average unemployment rate in Clay County was 2.9% and the twelve-month average unemployment rate in Ray County was 9.7%.

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

Lending Activities
------------------

     General. The Bank has emphasized and will continue to emphasize the origination of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination for portfolio of ARM loans and the origination and sale of fixed-rate and ARM residential mortgage loans. Due to the high level of construction activity in southern Clay County in recent years, and in an effort to improve the yield on overall interest-earning assets, the Bank has increased its portfolio of residential construction loans. The Bank also originates land loans secured by vacant land or building lots for which the borrower intends to ultimately construct a residential property. The Bank also originates commercial real estate and multi-family residential loans, which are generally offered on a case-by-case basis as an accommodation to existing Bank customers. The Bank's non-mortgage loans consist primarily of automobile loans, which are originated on a direct and on an indirect basis.

     Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $4.6 million. At June 30, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 1999 was approximately $3.2 million in loans to a residential builder primarily for the construction of single-family residences and was secured by real estate located in Clay County, Missouri. At June 30, 1999, all of these loans were performing in accordance with their terms.

     Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                                      At June 30,
                                        --------------------------------------------------------------
                                              1999                  1998                  1997
                                        -----------------   ----------------------  ----------------
                                         Amount   Percent    Amount     Percent      Amount   Percent
                                        --------  --------  --------  ------------  --------  --------
                                                            (Dollars in Thousands)
Real estate loans:
  One- to four-family residential.....  $ 71,353    43.74%  $ 65,502        48.65%  $ 57,260    54.98%
  Multi-family........................     1,951     1.20      1,602         1.19        748     0.72
  Commercial..........................     5,496     3.37      2,768         2.06      1,520     1.46
  Land................................     6,485     3.98      4,243         3.15      3,393     3.26
  Construction........................    63,319    38.81     48,641        36.12     30,332    29.12
                                        --------   ------   --------       ------   --------   ------
 Total real estate loans..............   148,604    91.10    122,756        91.17     93,253    89.54
                                        --------   ------   --------       ------   --------   ------

Consumer loans:
  Direct automobile loans.............     9,174     5.62      7,166         5.32      6,585     6.32
  Indirect automobile loans...........     2,460     1.51      2,348         1.75      2,034     1.95
  Deposit accounts....................       448     0.27        616         0.46        548     0.53
  Home improvement....................         6       --         19         0.01         69     0.07
  Commercial loans....................       257     0.16        286         0.21        213     0.20
  Other...............................     2,194     1.34      1,455         1.08      1,451     1.39
                                        --------   ------   --------       ------   --------   ------
     Total consumer loans.............    14,539     8.90     11,890         8.83     10,900    10.46
                                        --------   ------   --------       ------   --------   ------

     Total loan portfolio.............   163,143   100.00%   134,646       100.00%   104,153   100.00%
                                                   ======                  ======              ======

Less:
  Loans in process....................    27,153              18,661                  12,350
  Deferred loan origination fees and
    discounts on loans, net...........       604                 494                     350
  Allowance for loan losses...........       927                 669                     436
                                        --------            --------                --------
    Total loans receivable, net.......   134,459            $114,822                $ 91,017
                                        ========            ========                ========

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                   At June 30,
                                    ---------------------------------------------------------------
                                           1999                 1998                   1997
                                    -------------------  ----------------------  ------------------
                                     Amount    Percent    Amount     Percent      Amount   Percent
                                    --------  ---------  --------  ------------  --------  --------
                                                        (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family.............  $ 21,614     13.25%  $ 15,634        11.61%  $ 10,263     9.85%
  Multi-family....................        --        --         --           --         --       --
  Commercial......................     2,834      1.74      1,630         1.21        509     0.49
  Land............................     2,839      1.74        800         0.59        180     0.17
  Construction....................    63,319     38.81     48,641        36.13     27,898    26.79
                                    --------  --------   --------       ------   --------   ------
 Total real estate loans..........    90,606     55.54     66,705        49.54     38,850    37.30
                                    --------  --------   --------       ------   --------   ------

Consumer loans....................    14,232      8.72     11,609         8.62     10,670    10.25
                                    --------  --------   --------       ------   --------   ------

     Total fixed-rate loans.......   104,838     64.26     78,314        58.16     49,520    47.55
                                    --------  --------   --------       ------   --------   ------

Adjustable Rate Loans:
 Real estate:
  One- to four-family.............    49,739     30.49   $ 49,868        37.04%  $ 46,997    45.12%
  Multi-family....................     1,951      1.20      1,602         1.19        748     0.72
  Commercial......................     2,662      1.63      1,138         0.84      1,011     0.97
  Land............................     3,646      2.23      3,443         2.56      3,213     3.08
  Construction....................        --        --         --           --      2,434     2.34
                                    --------  --------   --------       ------   --------   ------
 Total real estate loans..........    57,998     35.55     56,051        41.63     54,403    52.23
                                    --------  --------   --------       ------   --------   ------

Consumer loans....................       307      0.19        281         0.21        230     0.22
                                    --------  --------   --------       ------   --------   ------

     Total adjustable-rate loans..    58,305     35.74     56,332        41.84     54,633    52.45
                                    --------  --------   --------       ------   --------   ------

     Total loan portfolio.........   163,143    100.00%   134,646       100.00%   104,153   100.00%
                                              ========                  ======              ======

Less:
  Loans in process................    27,153               18,661                  12,350
  Deferred fees and discounts.....       604                  494                     350
  Allowance for losses............       927                  669                     436
                                    --------             --------                --------
    Total loans receivable, net...  $134,459             $114,822                $ 91,017
                                    ========             ========                ========


     One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank also employs its Chairman of the Board as a full-time loan originator to solicit loans. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area and will not make out-of-state loans. At June 30, 1999, the Bank had $71.4 million, or 43.7% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

     The Bank originates fixed-rate residential one- to four-family loans with terms of 15 and 30 years. Such loans may either be retained in portfolio or sold in the secondary mortgage market depending on the yield on such loans and the Bank's asset/liability management objectives. Currently, the Bank's policy is to sell into the secondary market longer-term fixed-rate residential real estate loans. During fiscal 1998 and 1999, the Bank retained in portfolio certain fixed-rate mortgage loan originations which provided for a 30-year amortization schedule with a 5-year balloon payment feature and certain second mortgage loans with terms to maturity from two to 15 years. As of June 30, 1999, $21.6 million, or 13.2% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

     Fixed-rate residential one- to four-family loans originated for sale in the secondary mortgage market are underwritten in conformity with the criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") for sale primarily to FHLMC. Such loans are sold on a non-recourse basis. The Bank retains servicing rights on a portion of such loans, depending upon customer preferences and competitive conditions. For the fiscal year ended June 30, 1999, of the $51.0 million in fixed-rate residential one- to four-family loans originated by the Bank, $40.4 million of such loans, or 79.2%, were sold in the secondary mortgage market.

     The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan, although a majority of the ARM loans in the Bank's portfolio have adjustment limitations of one percentage point and five percentage point interest rate caps. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with margins of 275 basis points for agency-conforming ARM loans and 300 basis points for non-conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $49.7 million, or 30.5% of the Bank's total loan portfolio at June 30, 1999. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the fiscal year ended June 30, 1999, the Bank originated $51.0 million in fixed-rate residential mortgage loans and $33.3 million of ARM loans. Normally, the Bank's policy is to originate ARM loans for portfolio. However, during fiscal 1999, the Bank sold three pools of ARM loans totaling $17.5 million as a part of the Bank's asset/liability and capital strategies.

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

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Bank's lending policies generally limit the maximum LTV ratio on fixed-rate and ARM loans to 80% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one- to four-family owner-occupied properties. On conventional one- to four-family loans, the Bank will lend up to a 95% LTV ratio; however, any loans with LTV ratios in excess of 80% require private mortgage insurance. The maximum LTV ratio on other types of real estate loans is generally the lesser of 80% of the appraisal value or the purchase price of the property.

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

     Construction and Land Lending. The Bank invests a significant proportion of its loan portfolio in construction and land loans. Prompted by increased residential development in Clay County in recent years, such lending has been a growing part of the Bank's loan portfolio. Construction lending has been very strong, particularly since the opening of the branch office in Liberty, Missouri in March 1998. Through the Liberty office, the Bank has received construction loan requests from several new builders active in the Liberty area. Substantially all of the Bank's construction and land loans are secured by residential properties located in Clay County.

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

     4. "Land development and acquisition" loans ("land loans") are made by the Bank to individuals and builders for the acquisition of land upon which the borrower can then build.

     The table below presents information on the Bank's construction and land loans at June 30, 1999 and 1998:


                                 At June 30, 1999          At June 30, 1998
                             ------------------------  ------------------------
                             Outstanding     Percent    Outstanding    Percent
                                Loan            of        Loan            of
                              Balance/(1)/    Total     Balance/(1)/     Total
                             -------------  ---------  -------------  ---------
                                           (Dollars in Thousands)

     Speculative - 1-4
      family...............        $51,461      66.6%        $37,039      70.1%
     Speculative -
      Multifamily..........          2,261       2.9           1,600       3.0
     Contract..............          1,718       2.2           2,275       4.3
     Construction -
      commercial...........          4,129       5.3             704       1.3
     Construction - 1-4
      family...............          3,750       4.9           4,526       8.6
                                   -------     -----         -------     -----
       Total construction..         63,319      81.9          46,144      87.3
     Land development and
      acquisition..........          7,503       9.7           2,496       4.7
     Land..................          6,485       8.4           4,243       8.0
                                   -------     -----         -------     -----
         Total construction
          and land.........        $77,307     100.0%        $52,883     100.0%
                                   =======     =====         =======     =====
     ----------------------
     (1)Includes loans in process.


     At June 30, 1999, the Bank's $63.3 million of construction loans and $14.0 million of land and land development loans represented 47.1% and 10.4%, respectively, of total loans receivable. At the same time, the Bank's $53.7 million of speculative construction loans represented 40.0% of total loans receivable. Speculative 1-4 family loans increased $14.4 million from $37.0 million at June 30, 1998 to $51.5 million at June 30, 1999.

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

     The Bank seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Bank in limited amounts and may borrow additional amounts based on proven experience with the Bank. The Bank's process when reviewing a loan request from a new builder is to evaluate the builder's financial strength, verify the number of years he has been building, analyze the subdivision that the houses will be built in, review the appraisal value against the loan amount, verify that the building cost estimates are reasonable, determine the reputation of the builder and verify that the builder pays its subcontractors promptly for the work they have performed. At June 30, 1999, the Bank had 19 borrowers for which speculative construction loans outstanding totaled more than $1.0 million.

     While substantially all of the Bank's construction and land loans are secured by properties located in southern Clay County, the Bank also seeks to diversify its construction and land lending risks among several subdivisions. At June 30, 1999, the Bank had speculative construction loans secured by properties in 129 subdivisions of which 18 represented an exposure to a single subdivision of more than $1.0 million.

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

     Commercial and Multi-family Construction Loans. Occasionally, the Bank originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. At June 30, 1999, the Bank had $2.3 million of speculative construction loans secured by multi-family properties.

     Land Loans. At June 30, 1999, the Bank had total land loans of $6.5 million and land development loans of $7.5 million. In making land loans and land development loans, the Bank follows similar underwriting policies as for construction loans. The Bank originates land loans and land development loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 30 years) as opposed to the term of up to 12 months that is typical of construction loans.

     Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At June 30, 1999, $7.4 million, or 4.6%, of the Bank's loan portfolio consisted of multi-family loans and commercial real estate loans.

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

     Consumer Lending. Community Bank offers a variety of consumer loans, including automobile and home improvement loans, second mortgage home equity loans, lines of credit secured by first or second mortgage loans, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At June 30, 1999, the Bank's consumer loan portfolio totaled $14.5 million, or 8.9% of its loan portfolio.

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

     The Bank's automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. Collision and comprehensive insurance and vendor single-interest coverage is required on all automobile loans. At June 30, 1999, the Bank's indirect automobile loans totaled $2.5 million, or 1.5% of the Bank's loan portfolio and direct automobile loans totaled $9.2 million, or 5.6% of the Bank's loan portfolio.

     Community Bank also originates Federal Housing Administration ("FHA") Title I home improvement loans. Generally, such loans have a maximum term of ten years, have fixed rates and may be originated up to a 100% loan-to-value ratio. While the Bank retains a portion of such loans in portfolio, the majority of its FHA Title I home improvement loans are originated for sale in the secondary market. At June 30, 1999, the Bank's FHA Title I home improvement loans totaled $52,000, or 0.03% of the Bank's loan portfolio.

     The Bank also originates for portfolio second mortgage/home equity loans. These loans are generally limited to 80% or less of the appraised value of the property securing the loan. These loans are originated as fixed-rate loans and generally have maximum terms of 15 years. At June 30, 1999, the Bank's second mortgage/home equity loans totaled $2.2 million, or 1.3% of the Bank's loan portfolio.

     The Bank also originates for portfolio lines of credit secured by first or second mortgages. These loans are primarily adjustable-rate loans, adjust annually, and may be originated up to an 80% loan-to-value ratio, with a maximum term of five years. At June 30, 1999, the Bank's lines of credit secured by first or second mortgages totaled $2.9 million, or 1.8% of the Bank's loan portfolio.

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

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, $45,000 in consumer loans were non-performing. See "Asset Quality--Delinquent Loans and Non-performing Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

     The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after June 30, 1999 that have predetermined interest rates is $104.8 million, and that have floating or adjustable rates is $58.3 million.

                                                          Real Estate
                          ---------------------------------------------------------------------------------
                                                         Multi-Family
                                                             and
                             One- to Four-Family          Commercial          Land             Construction        Consumer
                         ---------------------------      ----------         -------           ------------        ---------

                                        Weighted                Weighted          Weighted             Weighted          Weighted
                                        Average                 Average           Average              Average           Average
                               Amount    Rate         Amount     Rate      Amount  Rate     Amount     Amount     Rate   Amount
                               ------    ----         ------     ----      ------  ----     -------    ------     ----   ------
                                                        (Dollars in Thousands)
Due During Years Ending
 June 30,
---------------------------
2000.......................     $ 3,223    8.14%        $    1      7.13%  $1,430    8.18%   $58,909    7.93%   $ 4,038    8.78%
2001.......................         378    8.60            179        --      791    8.42      4,410    7.92      1,706    9.74
2002.......................         823    9.29            312      8.40      945    7.50         --      --      2,642   10.15
2003 and 2004..............       3,395    9.12            869      7.89       18    8.50         --      --      1,789    9.84
2005 to 2009...............       2,255    8.40            575      8.12      187    7.89         --      --      4,242    9.26
2010 to 2024...............       9,915    8.12          1,488      8.47      829    8.15         --      --        122    8.55
2025 and following.........      51,364    7.57          4,023      8.23    2,285    8.14         --      --         --      --
                                -------    ----         ------      ----   ------    ----   --------  ------    -------   -----
                                $71,353    7.80%        $7,447      8.35%  $6,485    8.04%   $63,319    7.93%   $14,539    9.41%



                                  Total
                             ----------------------

                                          Weighted
                                           Average
                              Amount        Rate
                             --------     --------

Due During Years Ending
 June 30,
---------------------------
2000.......................$  67,601        8.00%
2001.......................    7,464        8.44
2002.......................    4,722        9.35
2003 and 2004..............    6,071        9.28
2005 to 2009...............    7,259        8.87
2010 to 2024...............   12,354        8.17
2025 and following.........   57,672        8.12
                            --------        ----
                            $163,143        8.20%

Origination of Loans

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. The Bank also employs its Chairman of the Board as a full-time loan originator to solicit loans. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. Two senior Mortgage Lending Officers have authority to make secured real estate loans up to $227,400 and secured installment loans up to $30,000. Unsecured installment loans may be approved by the Chief Executive Officer up to $15,000 and by the Mortgage Lending Officer up to $10,000. All loans in excess of these limitations must be approved by the Board of Directors. The Bank has established a Loan Audit Committee which reviews loans made or denied by officers of the Bank. The Loan Audit Committee meets monthly and consists of the Chief Executive Officer as well as three members of the Board of Directors.

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the fiscal year ended June 30, 1999 the Bank originated $128.8 million in fixed-rate loans and $37.5 million in adjustable-rate loans. For the year ended June 30, 1998 the Bank originated $87.8 million in fixed-rate loans and $19.5 million in adjustable-rate loans.

     In recent years, the Bank has not purchased loans. For the fiscal years ended June 30, 1999, 1998 and 1997, the Bank purchased no loans. The Bank has expanded its mortgage banking operations during the past year. As currently structured, longer term, fixed rate loans which don't meet the Bank's asset and liability requirements are sold to investors on either a servicing released or servicing retained basis. Such loans are preapproved by investors with interest rates locked prior to loan funding. The Bank originates both conforming and non-conforming (subprime) loans for sale to investors. The expansion of the mortgage banking operations has contributed significantly to the growth of the bank's non-interest income, and it is expected that this growth will continue in 2000 For the year ended June 30, 1999, the Bank sold $57.9 million in conforming residential one- to four-family loans (including $40.4 million of fixed rate loans and three pools of ARM loans totaling $17.5 million), compared to $22.8 million and $1.2 million for the years ended June 30, 1998 and 1997, respectively. Primarily all of the residential loans sold by the Bank are fixed-rate residential loans with maturities of 15 and 30 years, though the Bank sold some one- to four family ARM loans.

     Set forth below is a table showing the Bank's loan originations, sales and repayments for the periods indicated.

                                                Year Ended June 30,
                                           -----------------------------
                                             1999      1998       1997
                                           --------  ---------  --------
Originations by type:                             (In Thousands)
 Adjustable rate:
  Real estate -
   One- to four-family residential.......  $ 33,341  $ 16,390   $11,103
   Multi-family..........................       443       765       488
   Commercial............................     1,222       202       243
   Land..................................     1,914     1,491     1,257
  Consumer...............................       546       626       751
                                           --------  --------   -------
 Total adjustable rate...................    37,466    19,474    13,842
                                           --------  --------   -------

 Fixed rate:
  Real estate -
   One- to four-family residential.......    51,038    31,195    15,370
   Multifamily...........................       120        --        --
   Commercial............................     2,126     1,148       366
   Land..................................     2,765       655       244
   Construction..........................    59,564    44,627    30,596
  Consumer...............................    13,208    10,186     9,329
                                           --------  --------   -------
 Commercial Business.....................        --        --       213
 Total fixed rate........................   128,821    87,811    56,118
                                           --------  --------   -------
 Total loans originated..................   166,827   107,285    69,960
Sales and Repayments:
  Real Estate -
  One- to four-family residential........    57,949    22,758    11,201
                                           --------  --------   -------
  Total loans sold.......................    57,949    22,758    11,201
 Principal repayments....................    97,631    67,410    48,407
                                           --------  --------   -------
  Total sales and repayments.............   155,580    90,168    59,608
Decrease (increase) in other items, net..     8,895    (6,688)   (1,449)
                                           --------  --------   -------
  Net (decrease) increase................  $ 19,602  $ 10,429   $ 8,903
                                           ========  ========   =======
Asset Quality

     The Bank's collection procedures provide that when a loan is past due, a first notice is sent to the borrower requesting payment ten days (for consumer loans) and 16 days (for real estate loans) after the due date. A second notice is sent 16 days (for consumer loans) and 30 days (for real estate) after the due date. At the time of the second notice, phone calls are made by the Bank with personal letter backups. If the loan remains delinquent for 30 days, a telephone contact is made. If the loan becomes 60 days delinquent, a right-to-cure letter generally is sent and the borrower is notified of the availability of financial or counseling aid. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. If a real estate loan is past due 60 days or more, the loan is presented to the Board of Directors for future disposition. In most cases, the Board of Directors authorizes the initiation of foreclosure proceedings. At June 30, 1999, 1998 and 1997, the percentage of total loans delinquent 90 days or more to net loans receivable were 0.41%, 0.33% and 0.54%, respectively.

     Delinquent Loans and Non-performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status when principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The loan will remain on non-accrual status until the loan is brought current.

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 1999, the Bank has $153,000 in property classified as real estate owned.

     The following table sets forth information with respect to the Bank's delinquent loans at June 30, 1999.

                                                         Loans Delinquent For
                                                         --------------------
                                    60-89 Days              90 Days and Over       Total Delinquent Loans
                                  --------------            ----------------      ------------------------
                                              Percent                    Percent                    Percent
                                              of Loan                    of Loan                    of Loan
                              Number  Amount  Category   Number  Amount  Category   Number  Amount  Category
                              ------  ------  --------   ------  ------  --------   ------  ------  --------
                                                            (Dollars in Thousands)
Real Estate:
   One- to four-family.......     1    $ 36      0.05%       6    $173     0.25%       7    $209      0.30%
   Multi-family                  --      --        --       --      --       --       --      --        --
   Consumer..................     7     174      0.98       10      45     0.25       17     219      1.24
   Construction or
      Development............    --      --        --        3     336     0.53        3     336        --
                              -----    ----      ----       --    ----     ----       --    ----      ----
      Total..................     8    $210      0.16%      19    $554     0.41%      27    $764      0.57%
                                       ====      ====             ====     ====             ====      ====

    The following table sets forth information regarding non-performing loans and real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had no material restructured loans within the meaning of SFAS No. 15. Non-accruing loans include loans with principal or interest currently delinquent 90 days or more, plus loans previously delinquent for 90 days or more which have not been brought current.

                                                            At June 30,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  ------  --------
                                                      (Dollars In Thousands)
Non-accruing loans:
    One- to four-family............................   $ 173   $ 465    $  806
    Construction or development....................     336      --        --
    Consumer.......................................      45     120       110
                                                      -----   -----    ------

       Total.......................................     554     678       916
                                                      -----   -----    ------

Accruing loans delinquent more than 90 days:/(1)/
    One- to four-family............................      --      --        --
    Consumer.......................................      --      --        --
                                                      -----   -----    ------

       Total.......................................      --      --        --
                                                      -----   -----    ------

Foreclosed assets:
    One- to four-family............................      95      10       168
    Commercial real estate.........................      58      39
    Land...........................................      --      --        --
    Consumer.......................................       7       5        73
                                                      -----   -----    ------

       Total.......................................     160      54       241
                                                      -----   -----    ------

Total non-performing assets........................   $ 714   $ 732    $1,157
                                                      =====   =====    ======

Total loans delinquent 90 days or more
  to net loans receivable..........................    0.41%   0.33%     0.54%
                                                      =====   =====    ======
-----------------

/(1)/These loans are not currently delinquent 90 days or more with respect to principal, but are delinquent with respect to late fees or interest.

     For the fiscal year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $36,000. The amount that was included in interest income on such loans was $22,000 for the fiscal year ended June 30, 1999.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1999, the Bank had classified a total of $902,975 of its assets as substandard. At June 30, 1999, the Bank had $1,000 of its assets classified as doubtful and had no assets classified as loss. At June 30, 1999, total classified assets comprised $903,975, or 5.33% of the Bank's capital and 0.60% of the Bank's total assets.

     Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1999, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1999, the Bank had $153,000 in properties which were acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1999, the Bank had a total allowance for loan losses of $927,000, representing 123.6% of total non-performing loans and 0.7% of the Bank's loans receivable, net.

     The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                       At June 30,
                               -------------------------------------------------------------------------------------------------
                                           1999                             1998                           1997
                               ------------------------------  ------------------------------  ---------------------------------
                                                     Percent                         Percent                          Percent
                                                    of Loans                        of Loans                          of Loans
                                            Loan     in Each                Loan     in Each                Loan      in Each
                               Amount of  Amounts   Category   Amount of  Amounts   Category   Amount of  Amounts     Category
                               Loan Loss     by     to Total   Loan Loss     by     to Total   Loan Loss     by       to Total
                               Allowance  Category    Loans    Allowance  Category    Loans    Allowance  Category     Loans
                               ---------  --------  ---------  ---------  --------  ---------  ---------  --------  ------------
                                                                    (Dollars in Thousands)
One- to four-family..........      $  69  $ 71,353     43.74%       $ 63  $ 65,502     48.65%       $ 41  $ 57,260        54.98%
Multi-family.................         10     1,951      1.20           8     1,602      1.19           3       748         0.72
Commercial real estate.......         31     5,496      3.37          16     2,768      2.06           9     1,520         1.46
Land.........................         42     6,485      3.98          42     4,243      3.15          30     3,393         3.26
Construction or development..        547    63,319     38.81         372    48,641     36.12         208    30,332        29.12
Consumer.....................        228    14,539      8.90         168    11,890      8.83         145    10,900        10.46
                                   -----  --------    ------        ----  --------    ------        ----  --------       ------
     Total...................      $ 927  $163,143    100.00%       $669  $134,646    100.00%       $436  $104,153       100.00%
                                   =====  ========    ======        ====  ========    ======        ====  ========       ======

     The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated.


                                                    Years Ended June 30,
                                                 --------------------------
                                                   1999     1998     1997
                                                 --------  -------  -------
                                                       (In thousands)

Balance at beginning of period..........         $   669   $  436   $  388
                                                 -------   ------   ------
Charge-offs:
  One- to four-family...................               8       --       --
  Consumer..............................              74       83       53
                                                 -------   ------   ------
                                                      82       83       53

Recoveries:
  Consumer..............................              42       50       41
                                                 -------   ------   ------
                                                      42       50       41
                                                 -------   ------   ------

Net charge-offs.........................              40       33       12
Provision for loan losses...............             298      266       60
                                                 -------   ------   ------

Balance at end of period................         $   927   $  669   $  436
                                                 =======   ======   ======

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period......................            0.00%    0.03%    0.01%
                                                 =======   ======   ======

Ratio of allowance for loan loss to
 ending loans receivable, net...........            0.69%    0.58%    0.48%
                                                 =======   ======   ======

Ratio of allowance for loan loss to non-
  performing assets at end of period....          129.83%   91.39%   37.68%
                                                 =======   ======   ======

Investment Activities

     General. Community Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.69%. See "Regulation -Liquidity."

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

     Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. The Bank has invested primarily in federal agency securities, principally Freddie Mac and Government National Mortgage Association ("GNMA") obligations. At June 30, 1999, the Bank's investment in mortgage-backed securities totaled $57,275, or 0.04% of its total assets. At June 30, 1999 and 1998, all of the Bank's mortgage-backed securities were classified as held-to-maturity.

     The Freddie Mac and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. Freddie Mac provides the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. Government.

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

     Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                            Year Ended June 30,
                           ----------------------
                            1999    1998    1997
                           ------  ------  ------
                               (In Thousands)

Purchases................  $  --   $  --   $  --
Sales....................     --      --      --
Repayments...............    (24)    (73)   (246)
                           -----   -----   -----
Net increase (decrease)..  $ (24)  $ (73)  $(246)
                           =====   =====   =====

     Other Investments. At June 30, 1999, the Bank's investment securities other than mortgage-backed securities consisted of municipal bonds, FHLB stock and other FHLB interest-earning assets.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 1999, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Bank's investment securities, net of premiums and discounts, at the dates indicated.


                                                  June 30,
                             --------------------------------------------------
                                  1999             1998              1997
                             ---------------  ---------------  ----------------
                              Book    % of     Book    % of     Book     % of
                             Value    Total   Value    Total   Value    Total
                             ------  -------  ------  -------  ------  --------
                                           (Dollars in Thousands)
Investment securities
 available-for-sale:
  Federal agency
   obligations.............  $   --      --%  $   --      --%  $  996    18.27%
                             ------  ------   ------  ------   ------   ------
Subtotal...................      --      --       --      --      996    18.27

Investment securities
 held-to-maturity..........  $   93    1.08%  $   98    2.77%  $  100     1.83%
                             ------  ------   ------  ------   ------   ------
Subtotal...................      93    1.08%  $   98    2.77%  $  100     1.83%

FHLB stock.................   2,173   25.22    1,025   28.94      811    14.88
                             ------  ------   ------  ------   ------   ------
Total investment securities
  and FHLB stock...........   2,266   26.30    1,123   31.71    1,907    34.98
                             ------  ------   ------  ------   ------   ------

Other interest-earning
 assets:
  FHLB checking............   3,351   38.89    2,419   68.29    3,544    65.02
   FHLB Daily Time.........   3,000   34.81       --      --       --       --
                             ------  ------   ------  ------   ------   ------
   Total other
    interest-earnings
    assets.................   6,351   73.70    2.419   68.29    3,544    65.02
                             ------  ------   ------  ------   ------   ------

Total investment portfolio.  $8,617  100.00%  $3,542  100.00%  $5,451   100.00%
                             ======  ======   ======  ======   ======   ======

Average remaining life of
 investment securities
 available for sale........      --               --           0.50 years

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities excluding FHLB stock at June 30, 1999.

                                                        June 30, 1999
                               ---------------------------------------------------------------------
                               Less than   1 to 5   5 to 10     Over
                                 1 Year     Years    Years    10 Years   Total Investment Securities
                               ----------  -------  --------  ---------  ----------------------------
                                  Book      Book      Book      Book        Book       Market
                                 Value      Value    Value      Value      Value        Value
                               ----------  -------  --------  ---------  ---------     -------
                                                   (Dollars in Thousands)

Investment Securities........  $      --    $  12     $  19      $  62     $  93       $  93
                               ---------    -----     -----      -----     -----       -----
Federal agency obligations...  $      --    $  --     $  --      $  --     $  --       $  --
                               ---------    -----     -----      -----     -----       -----
Total investment securities..  $      --    $  12     $  19      $  62     $  93       $  93
                               =========    =====     =====      =====     =====       =====
Weighted average yield.......         --%    6.50%     6.50%      6.50%     6.50%       6.50%

Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 1999, the Bank had $29.5 million in FHLB advances.

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

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 1999, $56.5 million, or 72.0% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The Bank's total deposits increased from $85.8 million at June 30, 1998, to $101.4 million at June 30, 1999. This increase resulted from the Bank's concerted efforts during the year to market selected term certificates of deposit to fund the Bank's lending programs.

Savings Portfolio

     The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                 At June 30,
                                         ------------------------------------------------------------
                                                 1999              1998                 1997
                                         ------------------  -----------------  ---------------------
                                         Balance   Percent   Balance  Percent   Balance    Percent
                                         --------  --------  -------  --------  -------  ------------
                                                           (Dollars  in  Thousands)
Transactions and Savings
 Deposits:
  Passbook savings.....................  $  4,079     4.02%  $ 3,680     4.29%  $ 3,726         5.27%
  NOW accounts.........................     8,988     8.86     8,853    10.32     8,328        11.78
  Money market accounts................     5,776     5.69     5,709     6.66     5,394         7.63
  Noninterest-bearing demand accounts..     3,953     3.90     2,392     2.79     1,658         2.35
                                         --------   ------   -------   ------   -------       ------
    Total non-certificates.............    22,796    22.48    20,634    24.06%   19,106        27.03%
                                         --------   ------   -------   ------   -------       ------

Certificates:
  2.00 - 3.99%.........................         1       --         1     0.00         2         0.00
  4.00 - 5.99%.........................    60,954    60.10    36,237    42.25    34,331        48.56
  6.00 - 7.99%.........................    17,673    17.42    28,905    33.70    17,254        24.41
  8.00 - 9.99%.........................        --       --        --       --        --           --
  10.00% & over........................        --       --        --       --        --           --
                                         --------   ------   -------   ------   -------       ------
    Total certificates.................    78,628    77.52%   65,143    75.94%   51,587        72.97%
                                         --------   ------   -------   ------   -------       ------
         Total.........................  $101,424   100.00%  $85,777   100.00%  $70,693       100.00%
                                         ========   ======   =======   ======   =======       ======

Deposit Activity

    The following table sets forth the deposit activities of the Bank for the periods indicated:


                                    Years Ended June 30,
                               -------------------------------
                                 1999       1998       1997
                               ---------  ---------  ---------
                                   (Dollars in Thousands)

Opening balance..............  $ 85,777   $ 70,693   $ 68,170
Deposits(1)..................   250,886    221,802    225,732
Withdrawals..................   238,780    210,450    225,691
Interest credited............     3,541      3,732      2,482
                               --------   --------   --------

Ending balance...............  $101,424   $ 85,777   $ 70,693
                               ========   ========   ========
Net (decrease) increase......  $ 15,647   $ 15,084   $  2,523
                               ========   ========   ========

Percent (decrease) increase..     18.24%     21.34%      3.70%
                               ========   ========   ========
------------------
(1) Does not reflect the rollover of certificates of deposit.

Time Deposit Maturity Schedule

  The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 1999.

Certificate accounts maturing in             Weighted
--------------------------------     Total    Average   Percent of
quarter ending:                     Balance    Rate        Total
---------------                     ------- ---------   -----------

                                        (Dollars in Thousands)

September 30, 1999................  $23,942      5.51%       30.45%
December 31, 1999.................   11,720      5.35        14.91
March 31, 2000....................   13,620      5.29        17.32
June 30, 2000.....................    7,169      5.27         9.12
September 30, 2000................    4,096      5.47         5.21
December 31, 2000.................    1,548      5.49         1.97
March 31, 2001....................    3,791      5.15         4.82
June 30, 2001.....................    1,794      5.71         2.28
September 30, 2001................    1,005      5.86         1.28
December 31, 2001.................    1,158      6.07         1.47
March 31, 2002....................      848      6.19         1.08
June 30, 2002.....................      947      6.18         1.20
Thereafter........................    6,990      5.84         8.89
                                    -------                 ------
    Total.........................   78,628                 100.00%


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.

                                             Maturity
                             ------------------------------------------
                             3 Months  Over 3 to   Over 6 to     Over
                             or Less    6 Months   12 Months  12 Months   Total
                             --------  ----------  ---------  ---------  -------
                                             (Dollars in Thousands)
Certificates of deposit
 less than $100,000........   $20,415     $11,186    $19,741    $20,414  $71,756
Certificates of deposit of
 $100,000 or more..........     3,527         534      1,048      1,763    6,872
                              -------     -------    -------    -------  -------
  Total certificates of
   deposit.................   $23,942     $11,720    $20,789    $22,177  $78,628
                              =======     =======    =======    =======  =======

     Borrowings. Community Bank's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1999, the Bank had $29.5 million in advances from the FHLB. The Bank has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements.

     The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.


                                           Years Ended June 30,
                                       ----------------------------
                                         1999      1998      1997
                                       --------  --------  --------
                                              (In Thousands)

Maximum Balance:
----------------
  FHLB advances...................      $43,450   $19,500   $10,750

Average Balance:
----------------
  FHLB advances...................      $33,837   $12,672   $ 9,154



                                                 At June 30,
                                        ---------------------------
                                          1999     1998      1997
                                        -------   -------   -------
                                              (In Thousands)

  FHLB advances...................      $29,450   $19,500   $10,750
                                        =======   =======   =======

  Weighted average interest rate..         5.43%     5.65%     5.75%

Service Corporation Activities

     As a federally chartered savings association, Community Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $3.0 million at June 30, 1999, in the stock of, or loans to, service corporation subsidiaries. Community may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 1999, Community Bank had one subsidiary, CBES Service Corporation ("CBES"). CBES was established in March 1993 for the purpose of offering credit life, health and accident insurance to its customers. At June 30, 1999, the Bank's investment in CBES was $1,000. Also, for the fiscal year ended June 30, 1999, CBES had no pre-tax income.

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

     All savings associations are subject to a semi-annual assessment, based upon the savings and loan association's total assets. The Bank's OTS assessment for the fiscal year ended June 30, 1999, was approximately $37,991.

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

     OTS regulations limit a thrift institution's loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Bank's lending limit under this restriction was approximately $4.6 million.

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

     In 1996, federal legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under that law, the Bank and other institutions with SAIF-insured deposits were charged a one-time special assessment equal to $0.657 per $100 of assessable deposits at March 31,1995. The Bank recognized this special assessment as a charge to noninterest expense of $441,000 (or $282,240 when adjusted for taxes) during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Assessment rates for regular ongoing, deposit insurance premiums currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory consent). The Bank's assessment rate for deposit insurance was reduced to 0.0% of deposits beginning on January 1, 1997. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and both the BIF and the SAIF currently satisfy the reserve ratio requirement. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds was 0.0648% for the semi-annual period beginning on January 1, 1997; 0.0630% for the semi-annual period beginning on July 1, 1997; and 0.0622% currently. The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined; legislation combining such charters has not yet been enacted. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits to the BIF without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions may continue in the future.

Regulatory Capital Requirements

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. Generally, these capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the unrealized loss on investments and mortgage-backed securities is excluded from the regulatory capital calculation. At June 30, 1999, the Bank had no intangible assets and no valuation allowance.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank has one service corporation subsidiary.

     At June 30, 1999, the Bank had tangible capital of $13.5 million, or 8.9% of adjusted total assets, which is approximately $11.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1999, the Bank had no intangibles which were subject to these tests.

     At June 30, 1999, the Bank had core capital equal to $13.5 million, or 8.9% of adjusted total assets, which is $7.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, the Bank had $927,000 of general loan valuation allowances, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $46,000 excluded from capital and assets at June 30, 1999.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless the loan amount in excess of such ratio is insured by an insurer approved by the Fannie Mae or Freddie Mac.

     On June 30, 1999, the Bank had total risk based capital of $14.4 million (including approximately $13.5 million in core capital and $927,000 in qualifying supplementary capital) and risk-weighted assets of $110.4 million (with no converted off-balance sheet assets); or total capital of 13.0% of risk-weighted assets. This amount was $5.6 million above the 8% requirement in effect on that date.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

Thrift Charter

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

     At June 30, 1999, the Bank was categorized as "well capitalized," meaning that the Bank's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Limitations on Dividends and Other Capital Distributions

     OTS regulations applicable to the Bank governed capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulations create a safe harbor for specified levels of capital distributions for institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Pursuant to a recent revision to these regulations, effective April 1, 1999, a "well capitalized" savings association, such as the Bank, will be permitted to make capital distributions during a calendar year in an amount up to the savings association's net income for the year plus the savings association's retained net income for the preceding two years, without filing an application for approval of the capital distribution with the OTS. However, a "well capitalized" savings association must provide 30 days written notice to the OTS prior to making the distribution as long as the savings association is a subsidiary of a savings and loan holding company.

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

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. Treasury obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid assets ratio requirement. At June 30, 1999, the Bank was in compliance with both requirements, with an overall liquid assets ratio of 7.69% and a short-term liquid assets ratio of 7.69%.

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

Qualified Thrift Lender Test

     All savings and loan associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings and loan association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1999, the Bank met the test and has always met the test since its effectiveness.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1999, the Bank had $2.2 million (at cost) of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.0% and were 6.2% for fiscal 1999. For the fiscal year ended June 30, 1999, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $116,000, which constitutes a $60,371 increase over the amount of dividends received in fiscal year 1998. No assurance can be given that such dividends will continue in the future at such levels.

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

     The percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of June 30, 1999, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $81,000.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, the Bank's excess for tax purposes totaled approximately $1,700,000.

     The Company and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings and loan associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings and loan association members of the consolidated group that are functionally related to the activities of the savings association member.

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

Employees
---------

     At June 30, 1999, the Bank had a total of 69 full-time and 15 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

Executive Officers of the Bank and the Company Who Are Not Directors
--------------------------------------------------------------------

     Dennis D. Hartman. Mr. Hartman, age 45, has served as the Bank's Chief Executive Officer since July 1, 1999. In that capacity, he is responsible for overseeing the day to day operations of the Bank. Previously, Mr. Hartman was the Chief Financial Officer and Manager of the Bank's Accounting Department. In that position, he was responsible for the supervision of the Accounting Department and reporting to the regulatory authorities, and for overseeing the Bank's asset/liability management program. Mr. Hartman joined the Bank in 1978.

     Deryl R. Goettling. Mr. Goettling, age 50, has served as the Bank's Chief Lending Officer since July 1, 1999. Previously, Mr. Goettling served as the Manager of the Bank's Mortgage Loan Department. In that capacity he was responsible for the supervision of all mortgage lending operations of the Bank. Mr. Goettling joined the Bank in 1986.

     Margaret E. Teegarden. Ms. Teegarden, age 50, is the Manager of the Bank's Savings Department, responsible for managing the Bank's savings department. Ms. Teegarden joined the Bank in 1978.

     James V. Alderson. Mr. Alderson, age 53, has served as the Manager of the Consumer Loan Department since June 1994, responsible for supervision of the Bank's consumer lending operations. Mr. Alderson has been with the Bank since 1990 and served as a loan officer until June 1994.

     Larry E. Hermreck. Mr. Hermreck, age 59, served as the Bank's Chief Executive Officer until June 30, 1999. Mr. Hermreck is currently serving in an advisory capacity. Mr. Hermreck has been with the Bank for the past 26 years, and served as Chief Executive Officer for 21 years.

     Robert F. Kirk. Mr. Kirk, age 52, has served as the Chief Financial Officer and Manager of the Bank's Accounting Department since July 1, 1999. He is responsible for the supervision of the Accounting Department and reporting to regulatory authorities. He is also responsible for overseeing the Bank's asset/liability management program. Previously Mr. Kirk served as the Controller of the Bank. Mr. Kirk joined the Bank in 1996.

Item 2.  Description of Property
--------------------------------

     The Bank conducts its business through its main office, located in Excelsior Springs, Missouri and two branch offices, one located in Kearney, Missouri and the other in Liberty, Missouri. The Bank's Liberty branch office is leased. The following table sets forth information relating to the Bank's offices as of June 30, 1999. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1999 was approximately $2.6 million.

                                                   Total
                                                Approximate
                                     Date         Square     Net Book Value at
       Location                    Acquired       Footage      June 30, 1999
------------------------------     --------     -----------  ------------------
                                                              (In thousands)

Main Office:                        1983          10,000             $1,137
1001 North Jesse James Road
Excelsior Springs, Missouri 64024

Branch Offices:                     1998           2,725             $1,104
601 N. Country
Kearney, Missouri  64020

913 Liberty Drive                 Leased           7,150                358
Liberty, Missouri 64020       (Expires March
                                   2003)

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters
--------

     Page 41 of the attached 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

     Pages 5 to 14 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

     Pages 15 to 40 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

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

                                    PART III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1999.

Item 10.  Executive Compensation
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1999.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 28, 1999.

Item 13.  Exhibits List and Reports on Form 8-K
------------------------------------------------

     (a) (1)  Financial Statements:
     -----------------------------

     The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 1999, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                         Page in
                                                                         Annual
          Annual Report Section                                          Report
          ---------------------                                          -------
Report of Independent Auditors........................................        15

Consolidated Balance Sheets at June 30, 1999 and 1998.................        16

Consolidated Statements of Earnings for the Years ended June 30, 1999,
 1998 and 1997........................................................        17

Consolidated Statements of Stockholders' Equity for the Years ended
   June 30, 1999, 1998 and 1997...........................................    18

Consolidated Statements of Cash Flows for the Years ended June 30,
 1999, 1998 and 1997......................................................    19

Notes to Consolidated Financial Statements................................    21

     (a)(2)  Financial Statement Schedules - All financial statement schedules
             -----------------------------
have been omitted as the information is either inapplicable or not required under the related instructions.

     (a)(3)  Exhibits - The following exhibits are either filed or attached as
             --------
part of this report or are incorporated herein by reference.


                                                                 Reference to
 Regulation                                                     Prior Filing or
 S-B Exhibit                                                    Exhibit Number
   Number                         Document                      Attached Hereto
-------------  -----------------------------------------------  ---------------

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

      9        Voting trust agreement                                None

    10.1       Proposed Stock Option and Incentive Plan                *

    10.2       Proposed Recognition and Retention Plan                 *

    10.3       Employment Agreement with Larry E. Hermreck,            *
               Daryl R. Goettling, Margaret E. Teegarden and
               Dennis D. Hartman.

    10.4       Employee Stock Ownership Plan                           *

    10.5       Director Emeritus Agreements                            *

    10.6       Salary Continuation Agreement                           *

    10.7       Severance Agreements with Larry Hermreck,             10.7
               Deryl R. Goettling, Margaret E. Teegarden and
               Dennis D. Hartman

     11        Statement re: computation of per share earnings       None

     12        Statement re: computation or ratios               Not required

                                                                 Reference to
 Regulation                                                     Prior Filing or
 S-B Exhibit                                                    Exhibit Number
   Number                         Document                      Attached Hereto
-------------  -----------------------------------------------  ---------------
     13        Annual Report to Security Holders                      13

     16        Letter re: change in certifying accountant            None

     18        Letter re: change in accounting principles            None

     21        Subsidiaries of Registrant                             21

     22        Published report regarding matters                    None
               submitted to vote of security holders

     23        Consent of experts and counsel                         23

     24        Power of Attorney                                 Not Required

     27        Financial Data Schedule                                27

     28        Information from reports furnished to                 None
               State insurance regulatory authorities

     99        Additional exhibits                                   None

___________________

     *Filed on June 21, 1996, as exhibits to the Registrant's Form SB-2 registration statement (Registration No. 333-6649), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     (b)  Reports on Form 8-K - No Form 8-K was filed during the last quarter of
          -------------------
the year covered by this Form 10-KSB.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CBES BANCORP, INC.


Date: September 24, 1999                  By: \s\ Dennis D. Hartman
                                              ----------------------
                                              Dennis D. Hartman, Chief Executive
                                               Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: \s\ Dennis D. Hartman               By:   \s\ Cecil E. Lamb
    -----------------------------------       -------------------------------
    Dennis D. Hartman, Chief Executive        Cecil E. Lamb, Director
         Officer
      (Principal Executive Officer)

    Date: September 24, 1999            Date: September 24, 1999


By: \s\ Robert F. Kirk                  By:   \s\ Robert McCrorey
    -----------------------------------      --------------------------------
    Robert F. Kirk, Chief Financial          Robert McCrorey, Director
         Officer
      (Principal Accounting and
        Financial Officer)

    Date: September 24, 1999            Date: September 24, 1999


By: \s\ Richard Cox                     By:   \s\ Rodney Rounkles
    -----------------------------------      --------------------------------
    Richard Cox, Director                    Rodney Rounkles, Director

    Date: September 24, 1999            Date: September 24, 1999


By: \s\ Robert L. Lalumondier
    -----------------------------------
    Robert L. Lalumondier, Director

    Date: September 24, 1999