Form 10QSB
period 1999-09-30
CBES BANCORP INC
filed 1999-11-12
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                  (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to
                                                    -----    -----

                       Commission file number    0-21163
                                              -------------


                               CBES BANCORP, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                             Delaware     43-1753244
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)


              1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (816 630-6711)
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                           ---------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                     -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                     Class               Outstanding at November 10, 1999
         ---------------------------     --------------------------------

         Common stock, .01 par value                 910,427

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               Table of Contents


PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

          Consolidated Statements of Financial Condition at September 30,
            1999 (unaudited) and June 30, 1999 ..............................  1

          Consolidated Statements of Earnings for the three months
            ended September 30, 1999 and 1998 (unaudited) ...................  2

          Consolidated Statements of Stockholders' Equity for the
            three months ended September 30, 1999 (unaudited) ...............  3

          Consolidated Statements of Cash Flows for the three months ended
            September 30, 1999 and 1998 (unaudited) .........................  4

          Notes to Consolidated Financial Statements ........................  5

          Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............................  6

PART II - OTHER INFORMATION ................................................. 11

SIGNATURES .................................................................. 12

                      CBES BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                     September 30, 1999 and June 30, 1999


                                                                                   September 30,       June 30,
                           Assets                                                      1999              1999
                           ------                                                      ----              ----
                                                                                    (unaudited)

Cash                                                                              $     617,658    $   1,111,855
Interest-bearing deposits in other financial institutions                             5,553,592        6,350,923
Investment securities held-to-maturity (estimated fair value of
   $93,000 and $98,000 respectively)                                                    188,779           93,000
Mortgage-backed securities held-to-maturity (estimated fair value
   of $65,000 and $82,000 respectively)                                                  52,134           57,275
Loans held for sale, net                                                              7,304,719        2,393,421
Loans receivable, net                                                               135,948,495      132,065,730
Accrued interest receivable:
   Loans receivable                                                                   1,151,909        1,052,903
   Investment securities                                                                 21,013            2,015
   Mortgage-backed securities                                                             1,049            1,152
Real Estate Owned                                                                       160,666          152,859
Stock in Federal Home Loan Bank (FHLB), at cost                                       2,172,500        2,172,500
Office property and equipment, net                                                    2,623,953        2,598,443
Current deferred income taxes receivable                                                133,000          133,000
Cash surrender value of life insurance & other assets                                 2,181,310        2,220,827
                                                                                  -------------    -------------
         Total Assets                                                             $ 158,110,776    $ 150,405,903
                                                                                  =============    =============

        Liabilities & Stockholders' Equity
        ----------------------------------

Liabilities:
   Deposits                                                                       $ 100,634,785    $ 101,423,598
   FHLB advances                                                                     37,450,000       29,450,000
   Accrued expenses and other liabilities                                             1,364,395        1,481,920
   Accrued interest payable on deposits                                                 132,003          138,404
   Advance payments by borrowers for property taxes and insurance                     1,218,784          916,215
   Current income taxes payable                                                         193,402           48,704
                                                                                  -------------    -------------
         Total Liabilities                                                          140,993,009      133,458,841
                                                                                  =============    =============

Stockholders' Equity:
   Preferred stock, $.01 par, 500,000 shares authorized, none issued or outstanding
   Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
       shares issued                                                                     10,319           10,319
   Additional paid-in capital                                                        10,004,110        9,989,075
   Retained earnings, substantially restricted                                       10,125,814       10,033,284
   Treasury stock, 110,724 shares at cost                                            (2,267,740)      (2,267,740)
   Unearned employee benefits                                                          (754,736)        (817,876)
                                                                                  -------------    -------------
         Total stockholders' equity                                                  17,117,767       16,947,062
                                                                                  -------------    -------------
           Total liabilities and stockholders' equity                             $ 158,110,776    $ 150,405,903
                                                                                  =============    =============


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                     Three Months Ended
                                                        September 30
                                              --------------------------------
                                                   1999              1998
                                              --------------    --------------
Interest income:
   Loans receivable                                3,028,867         2,719,863
   Mortgage-backed securities                          1,015             1,459
   Investment securities                                   8                22
   Other                                              80,186            72,147
                                              --------------    --------------
     Total interest income                         3,110,076         2,793,491
                                              --------------    --------------

Interest expense:
   Deposits                                        1,168,505         1,079,793
   FHLB Advances                                     444,393           362,190
                                              --------------    --------------
     Total interest expense                        1,612,898         1,441,983
                                              --------------    --------------

Net interest income                                1,497,178         1,351,508

Provision for loan losses                             38,290            75,150
                                              --------------    --------------
   Net interest income after
     provision for loan losses                     1,458,888         1,276,358
                                              --------------    --------------

Non-interest income:
   Gain on sale of loans, net                        137,342           140,441
   Customer service charges                           71,499            57,885
   Loan servicing fees                               (17,792)           12,100
   Other                                              29,485            32,473
                                              --------------    --------------
     Total non-interest income                       220,534           242,899
                                              --------------    --------------

 Non-interest expense:
   Compensation and benefits                         706,918           661,021
   Office property and equipment                     216,865           142,336
   Data processing                                    61,385            55,220
   Federal insurance premiums                         14,790            12,868
   Advertising                                        33,624            19,015
   Real estate owned and repossessed assets            2,578           (46,264)
   Other                                             250,492           232,252
                                              --------------    --------------
     Total non-interest expense                    1,286,682         1,076,448
                                              --------------    --------------

     Earnings before income taxes                    392,770           442,809

Income tax expense                                   144,338           164,039
                                              --------------    --------------
        Net earnings                                 248,432           278,770
                                              ==============    ==============

Earnings per share-basic                                0.28              0.31
                                              ==============    ==============

Earnings per share-diluted                              0.28              0.31
                                              ==============    ==============

Basic weighted average shares                        873,140           906,689
Common stock equivalents-stock options                    --               287
                                              --------------    --------------

Diluted weighted average shares                      873,140           906,976
                                              ==============    ==============


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                 For the three months ended September 30, 1999
                                  (Unaudited)


                                                         Additional                                    Unearned       Total
                               Issued       Common         paid-in      Retained       Treasury        employee   stockholders'
                               shares        stock         capital      earnings         stock         benefits       equity
                               ------        -----         -------      --------         -----         --------       -----
Balance at June 30, 1999    $ 1,031,851   $    10,319     9,989,075    10,033,284     (2,267,740)      (817,876)    16,947,062

                            -----------   -----------    ----------    ----------     ----------       --------     ----------

Net earnings                         --            --            --       248,432             --             --        248,432

Dividends declared                   --            --            --      (155,902)            --             --       (155,902)
 ($.18 per share payable
    October, 1999)

Purchase treasury stock              --            --            --            --             --             --

Amortization of RRP                  --            --            --            --             --         35,510         35,510

Allocation of ESOP shares            --            --        15,035            --             --         27,630         42,665
                            -----------   -----------   -----------  ------------  -------------  -------------  -------------

Balance at
September 30, 1999          $ 1,031,851        10,319    10,004,110    10,125,814     (2,267,740)      (754,736)    17,117,767
                            ===========   ===========   ===========  ============  =============  =============  =============


    See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

            For the three months ended September 30, 1999 and 1998
                                  (Unaudited)


                                                                                                       1999             1998
                                                                                                    ------------     ------------
Cash flows from operating activities:
  Net earnings                                                                                      $    248,432          278,770
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                                                          38,290           75,150
       Depreciation                                                                                       96,338           77,557
       Amortization of RRP                                                                                35,510           35,510
       Allocation of ESOP shares                                                                          42,665           58,560
       Proceeds from sale of loans held for sale                                                       7,176,483        5,205,505
       Origination of loans held for sale                                                            (11,950,439)     (10,629,411)
       Gain on sale of loans, net                                                                       (137,342)        (140,441)
       Premium amortization and accretion of discounts and
          deferred loan fees                                                                            (173,045)        (152,591)
       Deferred income taxes                                                                                  --          161,517
       Changes in assets and liabilities:
         Accrued interest receivable                                                                    (117,901)         (85,736)
         Other assets                                                                                    531,915           10,012
         Accrued expenses and other liabilities                                                         (896,333)       1,119,759
         Accrued interest payable on deposits                                                             (6,401)          10,426
         Current income taxes payable                                                                    144,339           (7,477)
                                                                                                    ------------     ------------
           Net cash (used in) operating activities                                                  $ (4,967,489)      (3,982,890)
                                                                                                    ------------     ------------

Cash flows from investing activities:
  Net increase in loans receivable                                                                    (3,791,390)     (12,274,012)
  Purchase FHLB Stock                                                                                         --         (750,000)
  Proceeds from Sale of securities available-for-sale                                                         --               --
  Mortgage-backed securities principal repayments                                                          5,141            7,657
  Maturing securities                                                                                      2,000            2,000
  Purchase of office property equipment                                                                 (121,847)         (84,842)
  Purchase of securities                                                                                 (97,779)              --
                                                                                                    ------------     ------------
        Net cash used in investing activities                                                       $ (4,003,875)     (13,099,197)
                                                                                                    ------------     ------------

Cash flows from financing activities:
  Increase (decrease) in deposits                                                                   $   (788,813)       4,920,912
  Proceeds from FHLB advances                                                                         13,000,000       16,000,000
  Repayments of FHLB advances                                                                         (5,000,000)              --
  Increase in advance payments by borrowers for property                                                      --               --
   and insurance                                                                                         302,569          705,089
  Dividends Paid                                                                                        (155,902)        (108,277)
  Treasury stock purchased                                                                                    --               --
                                                                                                    ------------     ------------
      Net cash provided by financing activities                                                        7,357,854       21,517,724
                                                                                                    ------------     ------------

      Net increase (decrease) in cash and cash equivalents                                            (1,613,510)       4,435,637

Cash and cash equivalents at the beginning of the period                                               7,784,760        3,100,098
                                                                                                    ------------     ------------
Cash and cash equivalents at the end of the period                                                  $  6,171,250        7,535,735
                                                                                                    ============     ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                                                       $         --           10,000
                                                                                                    ============     ============

 Cash paid during the period for interest                                                           $  1,619,299        1,431,557
                                                                                                    ============     ============

Supplemental schedule of noncash activities:
 Conversion of loans to real estate owned                                                           $    (35,990)        (645,244)
                                                                                                    ============     ============
 Conversion of real estate owned to loans                                                           $     28,183          400,219
                                                                                                    ============     ============

 Dividends declared and payable                                                                     $    165,803          108,277
                                                                                                    ============     ============

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                              September 30, 1999

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

(2)      Basis of Preparation
         --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 1999 has been derived from the audited balance sheet as of that date.

The Company adopted the provisions of Statement of Financial Accounting Standards Number 130 (Comprehensive Income), effective July 1, 1998. The Company has no components of comprehensive income other than net income.

(3)      Capital Stock Transactions
         --------------------------

On October 13, 1999 the Company announced a stock repurchase plan in which 5% or 46,056 of the Company's outstanding shares would be repurchased over the next twelve months. Pursuant to that repurchase plan the Company bought 10,700 shares for the treasury on October 25, 1999.

(4)      Newly Issued Accounting Pronouncements
         --------------------------------------

The Financial Accounting Standards Board ("FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 was issued in June 1999 and delayed the effective date of SFAS No. 133 until June 15, 2000. Management believes adoption of SFAS No. 133 will not have a material effect in the Company's financial position or results of operation, nor will adoption require additional capital resources.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at September 30, 1999 to the financial condition at June 30, 1999, its fiscal year-end, and the results of operations for the three months ended September 30, 1999, with the same period in 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein. This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

Financial Condition
-------------------

Total assets increased $6.9 million, or 4.6%, to $158.3 at September 30, 1999 from $151.4 million at June 30, 1999. This was primarily due to an increase in net loans receivable and loans held for sale of $ 8.8 million, which were funded primarily with FHLB advances.

Net loans receivable and loans held for sale increased by $8.8 million, or 6.5%, to $143.2 million at September 30, 1999 from $134.8 million at June 30, 1999 primarily due to increases in one-to-four family loans held for sale of $4.9 million, and construction loans of $3.5 million. Fixed rate loans of $2.0 are loans that have contracted to be sold in the secondary market, but have not been funded. Adjustable rate loans held for sale of $5.3 million are loans that have been originated but are not yet contracted to be sold in the secondary market.

Deposits decreased $0.8 million, or 0.8%, to $100.6 million at September 30, 1999 from $101.4 million at June 30, 1999. The decrease in deposits is primarily due to a decrease in checking and money market deposit account balances.

FHLB advances increased $8.0 million, or 27.10%, to $37.4 million at September 30, 1999 from $29.5 million at June 30, 1999. These advances ranged in term from three months to one year. The FHLB advances were primarily used to fund loans.

Comparison of Operating Results for the Three Months Ended September 30, 1999
-----------------------------------------------------------------------------
and 1998
--------

Performance Summary. For the three months ended September 30, 1999, the Company had net earnings of $248,000 compared to net earnings of $279,000 for the three months ended September 30, 1998. The most significant items causing the decrease in earnings were a decrease in non-interest income of $22,000, and an increase in non-interest expense of $210,000, offset by increase in net interest income of $146,000 and a decrease in provision for loan loss of $37,000.

Net Interest Income. For the three months ended September 30, 1999, net interest income increased $146,000, or 10.8%, to $1,497,000 from $1,352,000 for the three months ended September 30, 1998. The increase reflected an increase of $317,000 in interest income, to $3,110,000 from $2,793,000 offset by an increase of $171,000 in interest expense to $1,613,000 from $1,442,000. The increase in interest income was primarily due to an increase in average balances of loans receivable, net, primarily one-to-four family loans and construction loans. The increase in interest expense was primarily due to an increase in the average balances of FHLB advances.

Provision for Loan Losses. During the three months ended September 30, 1999, the Bank charged $38,000 against earnings as a provision for loan losses compared to a provision of $75,000 for the three months ended September 30, 1998. This provision resulted in an allowance for loan losses of $932,000 or .65% of loans receivable, net at September 30, 1999 compared to $927,000, or .69% of loans receivable, net at June 30, 1999. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended September 30, 1999, non-interest income decreased $22,000 to $221,000 from $243,000 for the prior year period primarily due to a decrease in loan servicing fees of $30,000, which includes a write down of mortgage servicing rights of $23,000, and an increase in customer service charges of $14,000.

Non-Interest Expense. Non-interest expense increased by $210,000 to $1,287,000 for the three months ended September 30, 1999 from $1,076,000 for the three months ended September 30, 1998. Of this increase, $46,000 was due to compensation expense, due to an increase in the number of employees and general wage increases, $75,000 was due to office property and equipment expense, of which $3,000 was attributable to Year 2000 expenses, including capitalized computer hardware of $2,000, $6,000 was due to data processing, $15,000 was due to advertising, $49,000 was due to real estate loan expense and $18,000 was due to other non-interest expense, consisting of mortgage loan expenses, insurance expense, and tuition fees.. The increase in non-interest expense is primarily due to increased office property and equipment expense and the Company pursuing its plan of controlled growth, part of that being the opening and expansion of the branch office in Liberty, Missouri and the purchase of the new office building in Kearney, Missouri.



Non-performing Assets
---------------------

On September 30, 1999, nonperforming assets were $717,000 compared to $714,000 on June 30, 1999. The balance of the Bank's allowance for loan losses was $932,000 at September 30, 1999, or 130.0% of nonperforming assets compared to $927,000 at June 30, 1999 or 129.8% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.



Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1999:


                                                Actual                      Required                       Excess
                                            amount/percent               amount/percent                amount/percent
                                           ---------------               --------------                --------------
                                                                     (Dollars in thousands)
         FIRREA REQUIREMENTS
         -------------------
         Tangible capital                   $13,833  8.74%                $2,374  1.50%                $11,459   7.24%
         Core leverage capital              $13,833  8.74%                $6,331  4.00%                $ 7,502   4.74%
         Risk-based capital                 $14,759 12.63%                $9,348  8.00%                $ 5,411   4.63%


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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at September 30, 1999 and June 30, 1999 were 4.40% and 7.69%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at September 30, 1999 and 1998 were $6,171,250 and $7,435,735 respectively.

Cash flows from operating activities. Net cash used in operating activities was $4,967,489 during the three months ended September 30, 1999 compared to $3,983,000 during the same period in 1998. The change was primarily due to an increase in the proceeds from the sale of loans held for sale of $1,971,000, and an increase in the change in other assets of $522,000, and an decrease in the change in accrued expenses and other liabilities of $2,016,000, and an increase in the originations of loans held for sale of $1,321,000.

Cash flows from investing activities. Net cash of $4.0 million was used in investing activities for the three months ended September 30, 1999 versus $13.1 million for the three months ended September 30, 1998. The decrease was primarily due to an increase in loans receivable of $3.8 million during the three months ended September 30, 1999 versus a $12.3 million increase during the same period in 1998.

Cash flows from financing activities. Net cash provided by financing activities was $7.4 million for the three months ended September 30, 1999 compared to $21.5 million during the same period in 1998. The decrease in cash flows from financing activities is primarily due to an increase in FHLB advances of $13.0 million, offset by advance repayments of $5.0 million for the three months ended September 30, 1999 versus an increase of $16.05 million for the same period in 1998, and an decrease in deposits of $0.8 million for the three months ended September 30, 1999 versus an increase of $4.9 million for the same period in 1998.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 was issued in June 1999 and delayed the effective date of SFAS No. 133 until June 15, 2000. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

Year 2000 Issue

The Board of Directors and the Management of the Bank have established a formal process for the implementation of a plan to evaluate and correct the problems that the Year 2000 could cause to the Bank's critical automated systems. The Year 2000 problem exists because many automated systems use only two digit fields to represent the year, such as "99" representing 1999. However, with the two digit format, the Year 2000 is indistinguishable from 1900, 2001 from 1901, and so on. Should these critical systems fail in the year 2000, the Bank would have difficulty in processing transactions for loans and deposit customers, which could cause significant damage to the Bank's important customer relationships.

The Company's year 2000 process uses the standard framework set forth by the OTS. The process includes separate phases for awareness, assessment, renovation, validation, and implementation. Since the Company does not develop any of the software programs that are utilized, the process is focused on follow-up and testing of software provided by third-party vendors and data centers to ensure their renovation. Also, the process attended to pre-packaged computer software, personal computer and server hardware, and other electronic equipment. The Company has established and tested a contingency plan for the year 2000 which will be implemented if necessary.

The data processing of the Bank's core operations is provided by a third party service bureau. Management has received assurances from the Bank's service bureau that software and data center hardware are year 2000 compliant. In the year 2000 process, the Company has also evaluated the hardware and software on its wide-area network ("WAN"). Management estimates that the year 2000 implementation process cost $269,000, which includes the cost of capitalized computer hardware for the WAN and other costs to perform testing and validation of services provided by the Company's service bureau and other third parties.

The Company has previously had an on-site examination of its year 2000 process, which was performed by the OTS, its primary regulator. Management is continuing to work closely with vendors, service providers, and regulators to accomplish its goal of a smooth transition to the year 2000.

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


                                     CBES Bancorp, Inc. and Subsidiaries
                                 -----------------------------------------------
                                                 (Registrant)


                           Date:          November 12, 1999
                                 -----------------------------------------------

                           By:     /s/ Dennis D. Hartman
                                 -----------------------------------------------
                                 Dennis D. Hartman, Chief Executive Officer
                                  and Secretary (Duly Authorized Officer)


                           Date:          November 12, 1999
                                 -----------------------------------------------

                           By:     /s/ Robert F. Kirk
                                 -----------------------------------------------
                                 Robert F. Kirk, Controller and Chief
                                 Financial Officer (Principal Financial Officer)