Form 10QSB
period 1999-12-31
CBES BANCORP INC
filed 2000-02-14
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act during the past 12 months
                      (or for such shorter period that the
         Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                     Class               Outstanding at February 10, 2000
           ---------------------------   --------------------------------
           Common stock, .01 par value               875,358

                       CBES BANCORP, INC. AND SUBSIDIARIES

                               Table of Contents


PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Statements of Financial Condition at December 31,
             1999 (unaudited) and June 30, 1999 ...................................    1

           Consolidated Statements of Earnings for the three months and six
             months ended December 31, 1999 and 1998 (unaudited) ..................    2

           Consolidated Statements of Stockholders' Equity for  the six
             months ended December 31, 1999 (unaudited) ...........................    3

           Consolidated Statements of Cash Flows for the six months ended
             December 31, 1999 and 1998 (unaudited) ...............................    4

           Notes to Consolidated Financial Statements .............................    5

           Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................................    6

PART II - OTHER INFORMATION .......................................................   10

SIGNATURES ........................................................................   11

                      CBES BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                      December 31, 1999 and June 30, 1999


                                                                                     December 31,                June 30,
                           Assets                                                        1999                      1999
                           ------                                                        ----                      ----
                                                                                     (unaudited)

Cash                                                                                $   2,033,514               1,111,855
Interest-bearing deposits in other financial institutions                               8,547,474               6,350,923
Investment securities held-to-maturity (estimated fair value of
    $190,000 and $93,000 respectively)                                                    190,010                  93,000
Mortgage-backed securities held-to-maturity (estimated fair value
    of $48,000 and $59,000 respectively)                                                   47,589                  57,275
Loans held for sale, net                                                               14,731,465               2,393,421
Loans receivable, net                                                                 135,551,812             132,065,730
Accrued interest receivable:
   Loans receivable                                                                     1,207,558               1,052,903
   Investment securities                                                                   84,639                   2,015
   Mortgage-backed securities                                                                 958                   1,152
Real Estate Owned                                                                         257,556                 152,859
Stock in Federal Home Loan Bank (FHLB), at cost                                         2,322,500               2,172,500
Office property and equipment, net                                                      2,653,677               2,598,443
Deferred income tax benefit                                                               349,483                 133,000
Cash surrender value of life insurance & other assets                                   2,388,769               2,220,827
                                                                                    -------------           -------------
             Total Assets                                                           $ 170,367,002             150,405,903
                                                                                    =============           =============

            Liabilities & Stockholders' Equity
            ----------------------------------

Liabilities:
    Deposits                                                                        $ 105,954,553             101,423,598
    FHLB advances                                                                      45,450,000              29,450,000
    Accrued expenses and other liabilities                                              1,355,367               1,481,920
    Accrued interest payable on deposits                                                  125,968                 138,404
    Advance payments by borrowers for property taxes and insurance                        369,716                 916,215
    Current income taxes payable                                                          449,832                  48,704
                                                                                    -------------           -------------
             Total Liabilities                                                      $ 153,705,437             133,458,841
                                                                                    =============           =============

Stockholders' Equity:
    Preferred stock, $.01 par, 500,000 shares authorized, none issued
        or outstanding                                                                          -                       -
    Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
        shares issued                                                               $      10,319                  10,319
    Additional paid-in capital                                                         10,018,309               9,989,075
    Retained earnings, substantially restricted                                        10,300,071              10,033,284
    Treasury stock, 156,780 and 110,724 shares at cost, respectively                   (2,975,536)             (2,267,740)
    Unearned employee benefits                                                           (691,597)               (817,876)
                                                                                    -------------           -------------
            Total stockholders' equity                                                 16,661,565              16,947,062
                                                                                    -------------           -------------
              Total liabilities and stockholders' equity                            $ 170,367,002             150,405,903
                                                                                    =============           =============

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                                   (Unaudited)


                                                              Three Months Ended                   Six Months Ended
                                                                  December  31                        December 31
                                                         ----------------------------         ---------------------------
                                                            1999               1998             1999               1998
                                                         ----------         ---------         ---------         ---------
Interest income:
   Loans receivable                                      $3,245,687         2,824,860         6,274,554         5,544,723
   Mortgage-backed securities                                   928             1,404             1,943             2,863
   Investment securities                                         32               105                40               127
   Other                                                     90,756            96,615           170,942           168,762
                                                         ----------         ---------         ---------         ---------
        Total interest income                             3,337,403         2,922,984         6,447,479         5,716,475
                                                         ----------         ---------         ---------         ---------

Interest expense:
   Deposits                                               1,172,509         1,179,132         2,341,014         2,258,925
   FHLB Advances                                            592,741           524,444         1,037,134           886,634
                                                         ----------         ---------         ---------         ---------
        Total interest expense                            1,765,251         1,703,576         3,378,149         3,145,559
                                                         ----------         ---------         ---------         ---------

Net interest income                                       1,572,152         1,219,408         3,069,330         2,570,916

Provision for loan losses                                    28,014           176,615            66,304           251,765
                                                         ----------         ---------         ---------         ---------
     Net interest income after
        provision for loan losses                         1,544,138         1,042,793         3,003,026         2,319,151
                                                         ----------         ---------         ---------         ---------

Non-interest income:
   Gain on sale of loans, net                               133,931           305,094           271,273           445,535
   Customer service charges                                  81,470            57,456           152,969           115,341
   Loan servicing fees                                       63,973            12,113            46,181            24,213
   Other                                                     50,388            33,023            79,873            65,496
                                                         ----------         ---------         ---------         ---------
     Total non-interest income                              329,792           407,686           550,296           650,585
                                                         ----------         ---------         ---------         ---------

 Non-interest expense:
   Compensation and benefits                                742,715           614,205         1,449,633         1,275,226
   Office property and equipment                            211,445           285,576           428,310           427,912
   Data processing                                           47,095            53,923           108,480           109,143
   Federal insurance premiums                                15,579            12,666            30,369            25,534
   Advertising                                               56,456            35,111            90,080            54,126
   Real estate owned and repossessed assets                  22,350             4,954            24,928           (41,310)
   Other                                                    266,086           248,920           516,578           481,172
                                                         ----------         ---------         ---------         ---------
     Total non-interest expense                           1,361,726        1, 255,355         2,648,378         2,331,803
                                                         ----------         ---------         ---------         ---------
     Earnings before income taxes                           512,175           195,124           904,945           637,933

Income tax expense                                          190,307            68,919           334,645           232,958
                                                         ----------         ---------         ---------         ---------
          Net earnings                                   $  321,868           126,205           570,300           404,975
                                                         ==========         =========         =========         =========

Earnings per share-basic                                 $     0.37         $    0.14         $    0.65         $    0.45
                                                         ==========         =========         =========         =========

Earnings per share-diluted                               $     0.37         $    0.14         $    0.65         $    0.45
                                                         ==========         =========         =========         =========

Basic weighted average shares                               871,196           906,689           870,954           906,689
Common stock equivalents-stock options                           --               287                --               287
                                                         ----------         ---------         ---------         ---------

Diluted weighted average shares                             871,196           906,976           870,954           906,976
                                                         ==========         =========         =========         =========

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                   For the six months ended December 31, 1999
                                   (Unaudited)


                                                               Additional                                   Unearned       Total
                                     Issued       Common        paid-in       Retained      Treasury        employee   stockholders'

                                     shares        stock        capital       earnings        stock         benefits       equity
                                     ------        -----        -------       --------        -----         --------       ------
Balance at June 30, 1999           1,031,851   $    10,319     9,989,075    10,033,284     (2,267,740)      (817,876)    16,947,062

Net earnings                              --            --            --       570,300             --             --        570,300

Dividends declared                        --            --            --      (303,513)            --             --       (303,513)

 ($.18 per share payable
    January 25, 2000)

Purchase of 46,056 shares of
treasury stock                            --            --            --            --       (707,796)            --       (707,796)


Amortization of RRP                       --            --            --            --             --         71,019         71,019

Allocation of ESOP shares                 --            --        29,234            --             --         55,259         84,493
                                   ---------   -----------    ----------    ----------     ----------       --------     ----------
Balance at
December 31, 1999                  1,031,851   $    10,319    10,018,309    10,300,071     (2,975,536)      (691,597)    16,661,565
                                   =========   ===========    ==========    ==========     ==========       ========     ==========

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

               For the six months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                                    1999                      1998
                                                                                   ------                    ------
Cash flows from operating activities:
  Net earnings                                                              $        570,300                 404,975
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                                      66,304                 251,765
       Depreciation                                                                  198,808                 162,201
       Amortization of RRP                                                            71,019                  71,019
       Allocation of ESOP shares                                                      84,494                 118,820
       Proceeds from sale of loans held for sale                                  13,529,455              20,837,028
       Origination of loans held for sale                                        (25,596,226)            (21,564,775)
       Gain on sale of loans, net                                                   (271,273)               (445,535)
       Premium amortization and accretion of discounts and
          deferred loan fees, net                                                   (363,759)               (312,871)
       Deferred income taxes                                                        (216,483)                161,517
  Changes in assets and liabilities:
        Accrued interest receivable                                                 (237,085)                (83,655)
        Other assets                                                                 167,940                 (94,140)
        Accrued expenses and other liabilities                                      (126,553)                101,049
        Accrued interest payable on deposits                                         (12,436)                 17,493
        Current income taxes payable                                                 410,128                (354,558)
                                                                            ----------------         ---------------
          Net cash (used in) operating activities                                (12,070,247)               (729,667)
                                                                            ----------------         ---------------

Cash flows from investing activities:
  Net increase in loans receivable                                                (3,294,555)            (19,443,528)
  Purchase FHLB Stock                                                               (150,000)               (750,000)
  Mortgage-backed securities principal repayments                                      9,686                  11,609
  Maturing securities                                                                  2,000                   2,000
  Purchase of office property equipment                                             (254,042)             (1,144,865)
  Purchase of securities                                                             (97,779)                      -
                                                                            ----------------         ---------------
        Net cash used in investing activities                               $     (3,784,690)            (21,324,784)
                                                                            ----------------         ---------------


Cash flows from financing activities:
  Increase in deposits                                                      $      4,530,955              11,804,778
  Proceeds from FHLB advances                                                     50,300,000              24,950,000
  Repayments of FHLB advances                                                    (34,300,000)            (10,500,000)
  Increase in advance payments by borrowers for property taxes
   and insurance                                                                    (546,499)               (369,192)
  Dividends paid                                                                    (303,513)               (229,513)
  Treasury stock purchased                                                          (707,796)               (834,583)
                                                                            ----------------         ---------------
      Net cash provided by financing activities                                   18,973,147              24,821,490
                                                                            ----------------         ---------------

      Net increase in cash and cash equivalents                                    3,118,210               2,767,039

Cash and cash equivalents at the beginning of the period                           7,462,778               3,100,098
                                                                            ----------------         ---------------
Cash and cash equivalents at the end of the period                          $     10,580,988               5,867,137
                                                                            ================         ===============


Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                               $        150,000                 426,000
                                                                            ================         ===============

 Cash paid during the period for interest                                   $      3,390,585               3,128,066
                                                                            ================         ===============


Supplemental schedule of noncash activities:
 Conversion of loans to real estate owned                                   $        201,876                 940,527
                                                                            ================         ===============
 Conversion of real estate owned to loans                                   $         97,179         $       408,308
                                                                            ================         ===============

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 1999

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

(2) Basis of Preparation
    --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month and six month periods ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 1999 has been derived from the audited balance sheet as of that date.

(3) Capital Stock Transactions
    --------------------------

On October 13, 1999 the Company announced a stock repurchase plan in which 5% or 46,056 of the Company's outstanding shares would be repurchased over the next twelve months. Pursuant to the repurchase plan the Company bought 46,056 shares for the treasury during the three months ended December 31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at December 31, 1999 to the financial condition at June 30, 1999, its fiscal year-end, and the results of operations for the three months and six months ended December 31, 1999, with the same periods in 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein. This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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


Financial Condition
-------------------

Total assets increased $20.0 million, or 13.3%, to $170.4 at December 31, 1999 from $150.4 million at June 30, 1999. This was primarily due to an increase in net loans receivable and loans held for sale of $15.8 million, which were funded primarily with FHLB advances and deposit accounts.

Net loans receivable and loans held for sale increased by $15.8 million, or 11.8%, to $150.3 million at December 31, 1999 from $134.5 million at June 30, 1999 primarily due to increases in one-to-four family loans held for sale of $12.3 million, construction loans of $1.5 million, non-residential loans of $1.8 million, and consumer loans of $1.4 million. Fixed rate loans held for sale of $1.3 million are loans contracted to be sold in the secondary market but have not been funded. Adjustable rate loans held for sale of $13.4 million are loans originated but not yet contracted to be sold in the secondary market.

Deposits increased $4.5 million, or 4.5%, to $106.0 million at December 31, 1999 from $101.4 million at June 30, 1999. The increase in deposits is primarily due to $4.9 million in new certificates of deposit.

FHLB advances increased $16.0 million, or 54.3%, to $45.5 million at December 31, 1999 from $29.5 million at June 30, 1999. These advances ranged in term from one to three years, and approximately one-fourth were callable advances. The FHLB advances were primarily used to fund loans.

Comparison of Operating Results for the Three Months Ended December 31, 1999 and
--------------------------------------------------------------------------------
1998
----

Performance Summary. For the three months ended December 31, 1999, the Company had net earnings of $322,000 compared to net earnings of $126,000 for the three months ended December 31, 1998. The most significant items causing the increase in earnings were an increase in net interest income of $353,000 and a decrease in the provision for loan losses of $149,000, offset by a decrease in non-interest income of $78,000, and an increase in non-interest expense of $106,000.

Net Interest Income. For the three months ended December 31, 1999, net interest income increased $353,000, or 28.9%, to $1,572,000 from $1,219,000 for the three months ended December 31, 1998. The increase reflected an increase of $414,000 in interest income, to $3,337,000 from $2,923,000, offset by an increase of $62,000 in interest expense to $1,765,000 from $1,704,000. The increase in interest income was primarily due to an increase in average balances of loans receivable, net, primarily one-to-four family loans held for sale. The increase in interest expense was primarily due to an increase in the average balances of certificates and FHLB advances and an increase in interest rates.

Provision for Loan Losses. During the three months ended December 31, 1999, the Bank charged $28,000 against earnings as a provision for loan losses compared to a provision of $177,000 for the three months ended December 31, 1998. This provision resulted in an allowance for loan losses of $956,000 or .64% of loans receivable, net at December 31, 1999 compared to $927,000, or .58% of loans receivable, net at June 30, 1999. The allowance for loan losses is based on a detailed review of nonperforming and other problem loans, prevailing economic conditions, actual loss experience and other factors which, in management's view, recognizes the changing composition of the Bank's loan portfolio and the inherent risk associated with different types of loans.

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

Non-Interest Income. For the three months ended December 31, 1999, non-interest income decreased $78,000 to $330,000 from $408,000 for the prior year period primarily due to a decrease in gain on the sale of loans of $171,000, offset by an increase in customer service charges of $24,000, an increase in loan servicing fees of $52,000, which includes a write-up of mortgage servicing rights of $59,000, and an increase in other non-interest income of $17,000.

Non-Interest Expense. Non-interest expense increased by $106,000 to $1,362,000 for the three months ended December 31, 1999 from $1,255,000 for the three months ended December 31, 1998. Of this increase, $129,000 was due to compensation expense, due to an increase in the number of employees and general wage increases, $21,000 was due to advertising, $17,000 was due to real estate owned expense and $17,000 was due to other non-interest expense, consisting of mortgage loan expenses, insurance and bond premium expense and conversion training, offset by a decrease in office property and equipment expense of $74,000 and a decrease in data processing expense of $7,000. The increase in non-interest expense is primarily due to increased compensation expense and the Company pursuing its plan of controlled growth, part of that being the opening of the branch office in Liberty, Missouri and the purchase of the new office building in Kearney, Missouri.

Comparison of Operating Results for the Six Months Ended December 31, 1999 and
------------------------------------------------------------------------------
1998
----

Performance Summary. For the six months ended December 31, 1999, the Company had net earnings of $570,000 compared to net earnings of $405,000 for the six months ended December 31, 1998. The most significant items causing the increase in earnings were an increase in net interest income of $498,000 and a decrease in the provision for loan loss of $185,000, offset by a decrease in non-interest income of $100,000 and an increase in non-interest expense of $317,000.

Net Interest Income. For the six months ended December 31, 1999, net interest income increased by $498,000, or 19.4%, to $3,069,000 from $2,571,000 for the six months ended December 31, 1998. The increase reflected an increase of $731,000 in interest income, to $6,477,000 from $5,716,000, offset by an increase of $233,000 in interest expense to $3,378,000 from $3,146,000. The increase in interest income was primarily due to an increase in average balances of loans receivable, net, primarily one-to-four family loans held for sale and an increase in the yields on interest-earning assets to 8.53% for the six month period ending December 31, 1999, from 8.13% for the comparable period in 1998. The increase in interest expense was primarily due to an increase in the average balances of certificates and FHLB advances and an increase in interest rates.

Provision for Loan Losses. During the six months ended December 31, 1999, the Bank charged $66,000 against earnings as a provision for loan losses compared to a provision of $252,000 for the six months ended December 31, 1998. The decrease in the provision for loan loss for the six months ended December 31, 1999 compared to the same period in 1998, was primarily due to a decrease in nonperforming loans to $461,000 at December 31, 1999 from $2,554,000 at December 31, 1998.

Non-Interest Income. For the six months ended December 31, 1999, non-interest income decreased $100,000 to $550,000 from $651,000 for the prior year period, primarily due to a decrease in gain on the sale of loans of $174,000, offset by an increase in customer service charges of $38,000, an increase in loan servicing fees of $22,000 and an increase in other non-interest income of $14,000.

Non-Interest Expense. Non-interest expense increased by $317,000 to $2,648,000 for the six months ended December 31, 1999 from $2,332,000 for the six months ended December 31, 1998. Of this increase, $174,000 was attributable to increased compensation expense, due to an increase in the number of employees and general wage increases, offset by a decrease in the ESOP plan expense of $34,000. An increase of $36,000 was due to advertising, $66,000 was due to real estate owned expense, and $35,000 was due to other non-interest expense, consisting of mortgage loan expenses, insurance and bond premium and conversion training.

Non-performing Assets
---------------------

On December 31, 1999, nonperforming assets were $712,000 compared to $714,000 on June 30, 1999. The balance of the Bank's allowance for loan losses was $956,000 at December 31, 1999, or 134.2% of nonperforming assets compared to $927,000 at June 30, 1999 or129.8% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The $2,000 increase in nonperforming assets, from June 30, 1999 to December 31, 1999, was primarily due to a decrease in one-to-four family non-accruing construction loans of $336,000, offset by an increase in one-to-four family non-accruing loans of $56,000, an increase in non-accruing consumer loans of $165,000 and an increase in foreclosed assets of $113,000.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1999:


                                           Actual                     Required                    Excess
                                       amount/percent              amount/percent             amount/percent
                                       --------------              --------------             --------------
                                                               (Dollars in thousands)
FIRREA REQUIREMENTS
-------------------
Tangible capital                    $14,270        8.38%         2,555        1.50%        11,715          6.88%
Core leverage capital               $14,270        8.38%         6,813        4.00%         7,457          4.38%
Risk-based capital                  $15,221       12.60%         9,668        8.00%         5,553          4.60%

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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at December 31, 1999 and June 30, 1999 were 5.21% and 7.69%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at December 31, 1999 and 1998 were $10,580,988 and $5,867,137 respectively.

Cash flows from operating activities. Net cash used in operating activities was $12,070,000 during the six months ended December 31, 1999 compared to $730,000 during the same period in 1998. The change was primarily due to a decrease in the proceeds from the sale of loans held for sale of $7,308,000, and a decrease in the gain on sale of loans, net of $174,000, offset by an increase in the originations of loans held for sale of $4,032,000.

Cash flows from investing activities. Net cash of $3.8 million was used in investing activities for the six months ended December 31, 1999 versus $21.3 million for the six months ended December 31, 1998. The decrease was primarily due to an increase in loans receivable of $3.3 million during the six months ended December 31, 1999 versus a $19.4 million increase during the same period in 1998.

Cash flows from financing activities. Net cash provided by financing activities was $19.0 million for the six months ended December 31, 1999 compared to $24.8 million during the same period in 1998. The decrease in cash flows from financing activities is primarily due to an increase in FHLB advances of $16.0 million for the six months ended December 31, 1999 versus an increase of $14.4 million for the same period in 1998, and an increase in deposits of $4.5 million for the six months ended December 31, 1999 versus an increase of $11.8 million for the same period in 1998.

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

Year 2000 Issue

The Bank entered the new year without encountering any year 2000 related problems to date, and will continue to monitor the year 2000 situation.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On October 28, 1999 the Company held its annual meeting of stockholders to consider the election of two directors of the Company and to ratify the appointment of KPMG LLP as the auditors of the Company for the fiscal year ending June 30, 2000. The results of the meeting were as follows:

          Robert E. McCrorey was elected to serve as a director of the Company with 567,836 votes for and 43,857 votes withheld.

          Richard N. Cox was elected to serve as a director of the Company with 568,036 votes for and 43,657 votes withheld.

          The appointment of KPMG LLP to act as the Company's auditors for the fiscal year ending June 30, 2000 was ratified with 584,173 votes for, 24,320 votes against, and 3,200 votes withheld.

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


                                  CBES Bancorp, Inc. and Subsidiaries
                                  -----------------------------------
                                              (Registrant)


                            Date:          February 10, 2000
                                  -----------------------------------

                            By:   /s/ Dennis D. Hartman
                                  -----------------------------------
                                  Dennis D. Hartman, Chief Executive Officer
                                  and Secretary (Duly Authorized Officer)


                            Date:          February 10, 2000
                                  -----------------------------------

                            By:   /s/ Robert F. Kirk
                                  -----------------------------------
                                  Robert F. Kirk, Controller and Chief
                                  Financial Officer
                                  (Principal Financial Officer)