Form 10QSB/A
period 1999-12-31
CBES BANCORP INC
filed 2000-02-28
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1

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

This amendment to the Form 10-QSB quarterly report for the three months ended
December 31, 1999 is being filed to correct the "other assets" and "current income taxes payable" items in the consolidated statement of cash flow for the six months ended December 31, 1999.


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

                       CBES BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

               For the six months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                                    1999                      1998
                                                                                   ------                    ------
Cash flows from operating activities:
  Net earnings                                                              $        570,300                 404,975
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                                      66,304                 251,765
       Depreciation                                                                  198,808                 162,201
       Amortization of RRP                                                            71,019                  71,019
       Allocation of ESOP shares                                                      84,494                 118,820
       Proceeds from sale of loans held for sale                                  13,529,455              20,837,028
       Origination of loans held for sale                                        (25,596,226)            (21,564,775)
       Gain on sale of loans, net                                                   (271,273)               (445,535)
       Premium amortization and accretion of discounts and
          deferred loan fees, net                                                   (363,759)               (312,871)
       Deferred income taxes                                                        (216,483)                161,517
  Changes in assets and liabilities:
        Accrued interest receivable                                                 (237,085)                (83,655)
        Other assets                                                                (167,940)                (94,140)
        Accrued expenses and other liabilities                                      (126,553)                101,049
        Accrued interest payable on deposits                                         (12,436)                 17,493
        Current income taxes payable                                                 401,128                (354,558)
                                                                            ----------------         ---------------
          Net cash (used in) operating activities                                (12,070,247)               (729,667)
                                                                            ----------------         ---------------

Cash flows from investing activities:
  Net increase in loans receivable                                                (3,294,555)            (19,443,528)
  Purchase FHLB Stock                                                               (150,000)               (750,000)
  Mortgage-backed securities principal repayments                                      9,686                  11,609
  Maturing securities                                                                  2,000                   2,000
  Purchase of office property equipment                                             (254,042)             (1,144,865)
  Purchase of securities                                                             (97,779)                      -
                                                                            ----------------         ---------------
        Net cash used in investing activities                               $     (3,784,690)            (21,324,784)
                                                                            ----------------         ---------------


Cash flows from financing activities:
  Increase in deposits                                                      $      4,530,955              11,804,778
  Proceeds from FHLB advances                                                     50,300,000              24,950,000
  Repayments of FHLB advances                                                    (34,300,000)            (10,500,000)
  Increase in advance payments by borrowers for property taxes
   and insurance                                                                    (546,499)               (369,192)
  Dividends paid                                                                    (303,513)               (229,513)
  Treasury stock purchased                                                          (707,796)               (834,583)
                                                                            ----------------         ---------------
      Net cash provided by financing activities                                   18,973,147              24,821,490
                                                                            ----------------         ---------------

      Net increase in cash and cash equivalents                                    3,118,210               2,767,039

Cash and cash equivalents at the beginning of the period                           7,462,778               3,100,098
                                                                            ----------------         ---------------
Cash and cash equivalents at the end of the period                          $     10,580,988               5,867,137
                                                                            ================         ===============


Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                               $        150,000                 426,000
                                                                            ================         ===============

 Cash paid during the period for interest                                   $      3,390,585               3,128,066
                                                                            ================         ===============


Supplemental schedule of noncash activities:
 Conversion of loans to real estate owned                                   $        201,876                 940,527
                                                                            ================         ===============
 Conversion of real estate owned to loans                                   $         97,179         $       408,308
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


                                  CBES Bancorp, Inc. and Subsidiaries
                                  -----------------------------------
                                              (Registrant)


                            Date:          February 25, 2000
                                  -----------------------------------

                            By:   /s/ Dennis D. Hartman
                                  -----------------------------------
                                  Dennis D. Hartman, Chief Executive Officer
                                  and Secretary (Duly Authorized Officer)


                            Date:          February 25, 2000
                                  -----------------------------------

                            By:   /s/ Robert F. Kirk
                                  -----------------------------------
                                  Robert F. Kirk, Controller and Chief
                                  Financial Officer
                                  (Principal Financial Officer)