Form 10QSB
period 2000-03-31
CBES BANCORP INC
filed 2000-05-15
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

                                    (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission file number 0-21163
                                               ---------


                               CBES BANCORP, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                               Delaware   43-1753244
   --------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)


              1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (816 630-6711)
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section
  13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                 Class                       Outstanding at May 11, 2000
           -------------------               ---------------------------

       Common stock, .01 par value                     875,358

                       CBES BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents


PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements:

      Consolidated Statements of Financial Condition at March  31,
       2000 (unaudited) and June 30, 1999 ................................  1

      Consolidated Statements of Earnings for the three months and nine months ended March 31, 2000 and 1999 (unaudited) ..................  2

      Consolidated Statements of Stockholders' Equity for  the nine months ended March 31, 2000 (unaudited) ...........................  3

      Consolidated Statements of Cash Flows for the nine months ended
       March 31, 2000 and 1999 (unaudited) ...............................  4

      Notes to Consolidated Financial Statements .........................  5

      Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...............................  6

PART II - OTHER INFORMATION .............................................. 10

SIGNATURES ............................................................... 11

                      CBES BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Conditions

                       March 31, 2000 and June 30, 1999

                                                        March 31,      June 30,
          Assets                                          2000          1999
          ------                                       (unaudited)


Cash                                                 $  1,248,394     1,111,855
Interest-bearing deposits in other financial
 institutions                                          10,723,060     6,350,923
Investment securities held-to-maturity                    185,336        93,000
Mortgage-backed securities held-to-maturity
 (estimated fair value of $48,000 and $59,000
 respectively)                                             43,389        57,275
Loans held for sale, net                               12,194,996     2,393,421
Loans receivable, net                                 142,965,108   132,065,730
Accrued interest receivable:
    Loans receivable                                    1,060,751     1,052,903
    Investment securities                                  75,187         2,015
    Mortgage-backed securities                                873         1,152
Real Estate Owned                                         328,672       152,859
Stock in Federal Home Loan Bank (FHLB), at cost         2,322,500     2,172,500
Office property and equipment, net                      2,622,237     2,598,443
Current income taxes receivable                           130,318             -
Deferred income tax benefit                               349,483       133,000
Cash surrender value of life insurance & other assets   2,349,175     2,220,827
                                                     ------------   -----------
             Total Assets                             176,599,479   150,405,903
                                                     ============   ===========

          Liabilities & Stockholders' Equity

Liabilities:
    Deposits                                         $130,796,369   101,423,598
    FHLB advances                                      27,450,000    29,450,000
    Accrued expenses and other liabilities                959,960     1,481,920
    Accrued interest payable on deposits                 215, 917       138,404
    Advance payments by borrowers for property taxes
     and insurance                                      1,072,792       916,215
    Current income taxes payable                                -        48,704
                                                     ------------   -----------
                  Total Liabilities:                  160,495,038   133,458,841
                                                     ============   ===========


Stockholders' Equity:
    Preferred stock, $.01 par, 500,000 shares
     authorized, none issued or outstanding                     -             -
    Common Stock, $.01 par; 3,500,000 shares
     authorized and 1,031,851 shares issued                10,319        10,319
    Additional paid-in capital                         10,033,106     9,989,075
    Retained earnings, substantially restricted         9,650,949    10,033,284
    Treasury stock, 156,780 and 110,724 shares at
     cost, respectively                                (2,975,536)   (2,267,740)
    Unearned employee benefits                           (614,397)     (817,876)
                                                     ------------   -----------
            Total stockholders' equity                 16,104,441    16,947,062
                                                     ------------   -----------
              Total liabilities and stockholders'
               equity                                $176,599,479   150,405,903
                                                     ============   ===========

 See accompanying notes to unaudited consolidated financial statements

                      CBES BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                  March  31                      March 31
                                         --------------------------    -------------------------
                                             2000           1999           2000          1999
                                         -----------    -----------    -----------   -----------
Interest income:
  Loans receivable                       $ 3,078,973      3,060,394      9,353,527     8,605,117
  Mortgage-backed securities                     846          1,276          2,789         4,139
  Investment securities                           30             57             70           184
  Other                                      223,788         79,934        394,730       248,696
                                         -----------    -----------    -----------   -----------
    Total interest income                  3,303,637      3,141,661      9,751,116     8,858,136
                                         -----------    -----------    -----------   -----------

Interest expense:
  Deposits                                 1,569,768      1,165,342      3,910,782     3,424,267
  FHLB Advances                              502,731        497,125      1,539,866     1,383,759
                                         -----------    -----------    -----------   -----------
    Total interest expense                 2,072,499      1,662,467      5,450,648     4,808,026
                                         -----------    -----------    -----------   -----------

Net interest income                        1,231,138      1,479,194      4,300,468     4,050,110

Provision for loan losses                  1,082,233         45,995      1,148,537       297,760
                                         -----------    -----------    -----------   -----------
   Net interest income after
    provision for loan losses                148,905      1,433,199      3,151,931     3,752,350
                                         -----------    -----------    -----------   -----------

Non-interest income:
  Gain on sale of loans, net                 234,258        161,181        505,531       606,716
  Customer service charges                    83,678         53,362        236,647       167,703
  Loan servicing fees                          2,182        (15,540)        48,363         8,673
  Other                                       38,425         52,405        118,298       117,901
                                         -----------    -----------    -----------   -----------
   Total non-interest income                 358,543        250,408        908,839       900,993
                                         -----------    -----------    -----------   -----------

 Non-interest expense:
  Compensation and benefits                  756,847        639,592      2,206,480     1,914,818
  Office property and equipment              212,039        206,576        640,349       634,488
  Data processing                             63,146         80,636        171,626       189,779
  Federal insurance premiums                   5,520         13,990         35,889        39,524
  Advertising                                 38,407         31,320        128,487        85,446
  Real estate owned and repossessed
   assets                                     15,675         32,129         40,603        (9,181)
  Other                                      235,105        246,569        751,682       727,741
                                         -----------    -----------    -----------   -----------
   Total non-interest expense              1,326,739     1, 250,812      3,975,116     3,582,615
                                         -----------    -----------    -----------   -----------

   Earnings before income taxes (loss)      (819,291)       432,795         85,654     1,070,728

Income tax expense                          (322,161)       158,747         12,484       391,705
                                         -----------    -----------    -----------   -----------
     Net earnings (loss)                    (497,130)       274,048         73,170       679,023
                                         ===========    ===========    ===========   ===========

Earnings per share- basic (loss)         $     (0.60)   $      0.32    $      0.08   $      0.75
                                         ===========    ===========    ===========   ===========

Earnings per share-diluted (loss)        $     (0.60)   $      0.32    $      0.08   $      0.75
                                         ===========    ===========    ===========   ===========

Basic weighted average shares                834,272        876,635        872,786       904,416
Common stock equivalents-stock options          --             --             --            --
                                         -----------    -----------    -----------   -----------

Diluted weighted average shares              834,272        876,635        872,786       904,416
                                         ===========    ===========    ===========   ===========


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                    For the six months ended March 31, 2000
                                  (Unaudited)




                                                     Additional                            Unearned       Total
                                 Issued     Common    paid-in     Retained     Treasury    employee   stockholders'
                                 shares     stock     capital     earnings       stock     benefits       equity
                                ---------  --------  ----------  -----------  -----------  ---------  --------------

Balance at June 30, 1999        1,031,851  $ 10,319   9,989,075  10,033,284   (2,267,740)  (817,876)     16,947,062

Net earnings                            -         -           -      73,170            -          -          73,170

Dividends                               -         -           -    (455,505)           -          -        (455,505)
 ($.18 per s hare payable
    April 25, 2000)

Purchase of 46,056 shares of
 treasury stock                         -         -           -           -     (707,796)         -        (707,796)

Amortization of RRP                     -         -           -           -            -    106,529         106,529

Allocation of ESOP shares               -         -      44,031           -            -     96,950         140,981
                                ---------  --------  ----------  ----------   ----------   --------      ----------

Balance at
March 31, 2000                  1,031,851  $ 10,319  10,033,106   9,650,949   (2,975,536)  (614,397)     16,104,441
                                =========  ========  ==========  ==========   ==========   ========      ==========


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                For the six months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                       2000            1999
                                                                  ------------    ------------

Cash flows from operating
 activities:
  Net earnings                                                    $     73,170         679,023
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for loan losses                                     1,148,537         297,760
       Depreciation                                                    303,636         253,860
       Amortization of RRP                                             106,529         106,529
       Allocation of ESOP shares                                       140,981         157,691
       Proceeds from sale of loans                                  27,402,018      30,525,152
        held for sale
       Origination of loans held                                   (36,698,062)    (30,831,475)
        for sale
       Gain on sale of loans, net                                     (505,531)       (606,716)
       Premium amortization and accretion of discounts and
          deferred loan fees, net                                     (535,811)       (482,508)
       Deferred income taxes                                          (216,483)        161,517
  Changes in assets and liabilities:
        Accrued interest receivable                                    (80,741)       (194,107)
        Other assets                                                  (128,348)       (178,701
        Accrued expenses and other                                    (671,788)        (23,019)
         liabilities
        Accrued interest payable on                                     77,513           9,789
         deposits
        Current income taxes payable                                  (179,022)       (281,289)
                                                                  ------------    ------------
          Net cash (used in)                                        (9,763,402)       (406,494)
           operating activities                                   ------------    ------------


Cash flows from investing
 activities:
  Net increase in loans receivable                                 (11,690,138)    (28,573,697)
  Purchase FHLB Stock                                                 (150,000)     (1,097,500)
  Mortgage-backed securities                                            13,886          17,684
   principal repayments
  Maturing securities                                                  105,000           5,000
  Purchase of office property                                         (327,430)     (1,182,338)
   equipment
  Purchase of securities                                              (195,115)           --
                                                                  ------------    ------------
        Net cash used in investing                                $(12,243,797)    (30,830,851)
         activities                                               ------------    ------------


Cash flows from financing
 activities:
  Increase in deposits                                            $ 29,372,771      13,168,593
  Proceeds from FHLB advances                                       62,300,000      37,450,000
  Repayments of FHLB advances                                      (64,300,000)    (14,500,000)
  Increase in advance payments by
   borrowers for property taxes
   and insurance                                                       156,577        (115,678)
  Dividends paid                                                      (305,677)       (368,093)
  Treasury stock purchased                                            (707,796)       (834,583)
                                                                  ------------    ------------
      Net cash provided by                                          26,515,875      34,800,239
       financing activities                                       ------------    ------------


      Net increase in cash and cash                                  4,508,676       3,562,894
       equivalents

Cash and cash equivalents at the                                     7,462,778       3,100,098
 beginning of the period                                                   --              --
Cash and cash equivalents at the                                  $ 11,971,454       6,662,992
 end of the period                                                =============    ===========


Supplemental disclosure of cash
 flow information:
 Cash paid during the period for                                  $    343,000         431,000
  income taxes                                                    =============    ===========

 Cash paid during the period for                                  $  5,373,135       4,798,237
  interest                                                        =============    ===========


Supplemental schedule of noncash activities:
 Conversion of loans to real estate                               $    272,992       1,075,058
  owned                                                           =============    ===========
 Conversion of real estate owned to                               $     97,179         596,154
  loans                                                           =============    ===========


See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                March  31, 2000


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

(2)  Basis of Preparation
     --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month and nine month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 1999 has been derived from the audited balance sheet as of that date.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at March 31, 2000 to the financial condition at June 30, 1999, its fiscal year-end, and the results of operations for the three months and nine months ended March 31, 2000, with the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and notes which are included herein. This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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


Financial Condition
-------------------

Total assets increased $26.2 million, or 17.4%, to $176.6 at March 31, 2000 from $150.4 million at June 30, 1999. This was primarily due to an increase in net loans receivable and loans held for sale of $20.7 million, which were funded primarily with deposit accounts.

Net loans receivable and loans held for sale increased by $20.7 million, or 15.4%, to $155.2 million at March 31, 2000 from $134.5 million at June 30, 1999 primarily due to increases in one-to-four family loans held for sale of $9.8 million, construction loans of $9.5 million, non-residential loans of $1.8 million, and consumer loans of $3.1 million. Fixed rate loans held for sale of $1.4 million are loans contracted to be sold in the secondary market but have not been funded. Adjustable rate loans held for sale of $10.8 million are loans originated but not yet contracted to be sold in the secondary market.

Deposits increased $29.4 million, or 29.0%, to $130.8 million at March 31, 2000 from $101.4 million at June 30, 1999. The increase in deposits is primarily due to $27.8 million in new certificates of deposit, of which $13.1million were brokered deposits, and $1.8 million in new checking accounts.

FHLB advances decreased $2.0 million, or 6.8%, to $27.5 million at March 31, 2000 from $29.5 million at June 30, 1999. These advances ranged in term from one to ten years, and approximately one-third were callable advances. The FHLB advances were primarily used to fund loans.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
-----------------------------------------------------------------------------
1999
----

Performance Summary. For the three months ended March 31, 2000, the Company had a net loss of $497,000 compared to net earnings of $274,000 for the three months
ended March 31, 1999.   The most significant items causing the decrease in
earnings were an increase in provision for loan loss of $1.1 million and a decrease in net interest income of $248,000, and an increase in non-interest expense of $76,000, offset by an increase in non-interest income of $108,000.

Net Interest Income. For the three months ended March 31, 2000, net interest income decreased $249,000, or 16.8%, to $1.2 million from $1.5 million for the three months ended March 31, 1999. The decrease reflected an increase of $410,000 in interest expense, to $2.1 million from $1.7 million, partially offset by an increase of $162,000 in interest income to $3.3 million from $3.1 million. Loans on non-accrual status significantly effected the interest income recorded in the three months ended March 31, 2000 and March 31, 1999. In the three months ended March 31, 1999 loans which had been on non-accrual at the beginning of the quarter either paid the delinquent and unrecorded interest or were paid off. As a result additional interest was recognized in that quarter of $76,000. In the three months ended March 31, 2000 their was a substantial increase in loans on non-accrual status. As a result interest which would have otherwise been recorded, aggregating approximately $158,000, was not recognized in the quarter. The increase in interest income was primarily due to an increase in FHLB daily time and time certificates of deposit. The increase in interest expense was primarily due to an increase in the average balances of certificates of deposit and an increase in interest rates.

Provision for Loan Losses. During the three months ended March 31, 2000, the Bank charged $1.1 million against earnings as a provision for loan losses compared to a provision of $45,000 for the three months ended March 31, 1999. The increase in the provision for loan losses for the three months ended March 31, 2000 was attributable to several factors, including a significant increase in the Bank's classified assets as well as a decision by the Bank to adopt a more conservative methodology in establishing its loan loss allowance. The Bank's decision to classify certain assets, and to increase the provision for loan losses relating to those assets, reflects comments received from OTS examiners. During the three months ended March 31, 2000, the Bank had three lending relationships with an aggregate balance of $5.0 million which were classified as substandard, and two additional lending relationships with an aggregate balance of $3.8 million which were classified as special mention. The three relationships classified as substandard consisted of the following:

    (i) loans to a builder consisting of single-family construction loans with an aggregate balance of $1.2 million at March 31, 2000. In February 2000, the builder filed for bankruptcy and the Bank is currently exploring workout arrangements with the builder.

    (ii) loans to a builder consisting of a land development loan, a multi-family construction loan for a townhouse complex, single family speculative construction loans, single family permanent loans, a commercial real estate loan, and a building lot loan. These loans had an aggregate outstanding balance of $2.2 million at March 31, 2000.

    (iii) loans to a builder consisting of a commercial real estate loan, a land development loan, building lot loans, and single-family construction loans, with an aggregate outstanding balance of $1.6 million.

   The two lending relationships classified as special mention consisted of the following:

    (i) loans to a builder consisting of construction loans, with an aggregate outstanding balance of $2.0 million at March 31, 2000. Two of the construction loans have paid off since March 31, 2000 totaling $182,000, and four construction loans currently have contracts on them.

    (ii) a construction loan on commercial real estate with an outstanding balance at March 31, 2000 of $1.8 million.

During the quarter, the Bank also increased its general allowances. The Bank's methodology for determining general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. Those percentages are based upon management's estimate of the exposure to loss in the various categories. The reserve factors are subject to change from time to time based on management's assessment of the relative credit risk within the portfolio. During the quarter ended March 31, 2000, management determined to increase certain of the factors based upon a more conservative analysis of the risks inherent in the portfolio. Percentages generally range from 0.05% for single family residential loans to 2.00% for some consumer loans; higher percentages may be applied to problem loans. In addition as noted above, management continues to review specifically identified problem, or potential problem loans. On a case by case basis, where considered necessary, reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans delinquent more than 90 days and classified assets. In addition, pursuant to the Bank's methodology, the reserve is replenished for net charge-offs, which are charged against the reserve.

As a result of the provision for loan losses during the quarter, at March 31, 2000, the Bank had a total allowance for loan losses of $2.0 million, representing 28.9% of total non-performing loans and 1.4% of the Bank's loans receivable, net. The amount of net loans charged off was $105,000 during the three months ended March 31, 2000 compared to $37,000 for the three months ended March 31, 1999.

Management will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods

Non-Interest Income. For the three months ended March 31, 2000, non-interest income increased $108,000 to $359,000 from $250,000 for the prior year period primarily due to an increase in gain on the sale of loans of $73,000, an increase in customer service charges of $31,000, and an increase in loan servicing fees of $18,000, offset by a decrease in other non-interest income of $14,000.

Non-Interest Expense. Non-interest expense increased by $76,000 to $1.3 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999. Of this increase, $117,000 was due to compensation expense, due to an increase in the number of employees and general wage increases, $7,000 was due to advertising, and $5,000 was due to office property and equipment expense, offset by a decrease in data processing expense of $17,000, a decrease in federal insurance premiums of $8,000, a decrease in real estate owned expense of $16,000 and a decrease in other non-interest expense of $11,000, consisting of mortgage loan expenses, insurance and bond premium expense and telephone expense. The increase in non-interest expense is primarily due to increased compensation expense and the opening of the branch office in Liberty, Missouri and the purchase of the new office building in Kearney, Missouri.


Comparison of Operating Results for the Nine Months Ended March 31, 2000 and
----------------------------------------------------------------------------
1999
----

Performance Summary. For the nine months ended March 31, 2000, the Company had net earnings of $73,000 compared to net earnings of $679,000 for the nine months ended March 31, 1999. The most significant items causing the decrease in earnings were an increase in provision for loan loss of $851,000 and an increase in non-interest expense of $393,000, offset by an increase in net interest income of $250,000 and an increase in non-interest income of $8,000.

Net Interest Income. For the nine months ended March 31, 2000, net interest income increased by $250,000, or 6.2%, to $4.3 million from $4.1 million for the nine months ended March 31, 1999. The increase reflected an increase of $893,000 in interest income, to $9.8 million from $8.9 million, offset by an increase of $643,000 in interest expense to $5.5 million from $4.8 million. The increase in interest income was primarily due to an increase in average balances of loans receivable, net, primarily one-to-four family loans held for sale and construction loans, offset by a decrease in the yields on interest-earning assets to 8.32% for the nine month period ending March 31, 2000, from 8.53% for the comparable period in 1999. The increase in interest expense was primarily due to an increase in the average balances of certificates of deposit and an increase in interest rates.

Provision for Loan Losses. During the nine months ended March 31, 2000, the Company recorded a $1.1 million provision for loan loss against earnings compared to a provision of $298,000 for the nine months ended March 31, 1999. For an explanation of the $1.1 million provision for loss charged against earnings at March 31, 2000, refer to the paragraph above for the three month period ended March 31, 2000.

Non-Interest Income. For the nine months ended March 31, 2000, non-interest income increased $8,000 to $909,000 from $901,000 for the prior year period, primarily due to a increase in customer service charges of $69,000, and an increase in loan servicing fees of $40,000, offset by a decrease in gain on sale of mortgage loans of $101,000.

Non-Interest Expense. Non-interest expense increased by $393,000 to $4.0 million for the nine months ended March 31, 2000 from $3.6 million for the nine months ended March 31, 1999. Of this increase, $292,000 was attributable to increased compensation expense, due to an increase in the number of employees and general wage increases, offset by a decrease in the ESOP plan expense of $17,000 and a decrease in data processing expense of $18,000. An increase of $43,000 was due to advertising, $50,000 was due to real estate owned expense, and $24,000 was due to other non-interest expense, consisting of mortgage loan expenses, checking account expense and conversion training.

Non-performing Assets
---------------------

On March 31, 2000, nonperforming assets were $7.1 million compared to $714,000 on June 30, 1999. The balance of the Bank's allowance for loan losses was $2.0 million at March 31, 2000 or 27.92% of nonperforming assets compared to $927,000 at June 30, 1999 or 129.8% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The $6.4 million increase in nonperforming assets, from June 30, 1999 to March 31, 2000, was primarily due to a increase in one-to-four family non-accruing construction loans of $4.9 million, and an increase in one-to-four family non-accruing loans of $1.1million, an increase in non-accruing land loans of $246,000, an increase in non-accruing consumer loans of $95,000 and an increase in foreclosed assets of $78,000.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of March 31, 2000:

                                Actual              Required             Excess
                            amount/percent       amount/percent      amount/percent
                            --------------       --------------      --------------
                                             (Dollars in thousands)
   FIRREA REQUIREMENTS
   -------------------
Tangible capital            $13,862    7.85%      2,649   1.50%     11,213     6.35%
Core leverage capital       $13,862    7.85%      7,064   4.00%      6,798     3.85%
Risk-based capital          $15,479   12.00%     10,323   8.00%      5,156     4.00%


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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at March 31, 2000 and June 30, 1999 were 8.79% and 7.69%, respectively.

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

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at March 31, 2000 and 1999 were $12.1 million and $6.7 million respectively.


Cash flows from operating activities. Net cash used in operating activities was $9.8 million during the nine months ended March 31, 2000 compared to $406,000 during the same period in 1999. The change was primarily due to an increase in the origination of loans held for sale of $5.9 million, and a decrease in the proceeds from the sale of loans of $3.1 million, offset by an increase in the provision for loan loss of $851,000.

Cash flows from investing activities. Net cash of $12.2 million was used in investing activities for the nine months ended March 31, 2000 versus $30.8 million for the nine months ended March 31, 1999. The decrease was primarily due to an increase in loans receivable of $11.7 million during the nine months ended March 31, 2000 versus a $28.6 million increase during the same period in 1999.

Cash flows from financing activities. Net cash provided by financing activities was $26.5 million for the nine months ended March 31, 2000 compared to $34.8 million during the same period in 1999. The decrease in cash flows from financing activities is primarily due to an increase in repayments of FHLB advances of $64.3 million for the nine months ended March 31, 2000 versus an increase of $14.5 million for the same period in 1999, offset by an increase in deposits of $29.4 million for the nine months ended March 31, 2000 versus an increase of $13.2 million for the same period in 1999, and an increase in the proceeds from FHLB advances of $62.3 million for the nine months ended March 31, 2000 versus an increase of $37.5 million for the same period in 1999.

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

                                      CBES Bancorp, Inc. and Subsidiaries
                                   ----------------------------------------
                                                 (Registrant)


                              Date:          May 11, 2000
                                   ----------------------------------------


                              By:  /s/ Dennis D. Hartman
                                   ----------------------------------------
                                   Dennis D. Hartman, Chief Executive Officer
                                     and Secretary (Duly Authorized Officer)


                              Date:          May 11, 2000
                                   ----------------------------------------


                              By:  /s/ Robert F. Kirk
                                   ----------------------------------------
                                      Robert F. Kirk, Controller and Chief
                                 Financial Officer (Principal Financial Officer)