Form 10KSB
period 2000-06-03
CBES BANCORP INC
filed 2000-09-27
CIK 1017308

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from___________________ to ___________________
     Commission File Number 0-21163

                              CBES BANCORP, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                Delaware                                                             43-1753244
-----------------------------------------                                    ----------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

    1001 North Jesse James Road, Excelsior Springs, Missouri           64024
--------------------------------------------------------------------------------
       (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (816) 630-6711
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO___.
          ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Registrant's revenues for the fiscal year ended June 30, 2000 were $14.6 million.

     As of September 6, 2000, there were 1,031,851 shares issued and 873,062 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of September 6, 2000, was $10.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2000.

     Part III of Form 10-KSB - Portions of Proxy Statement for 2000 Annual Meeting of Stockholders.

                                    PART I

Item 1. Description of Business
-------------------------------

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

     Community Bank is a federally chartered savings bank headquartered in Excelsior Springs, Missouri. Community Bank was originally chartered as a Missouri savings and loan association in 1931 under the name Excelsior Springs Savings and Loan Association. In 1991, the Bank changed its name to its current form, and in 1995 the Bank amended its charter to become a federal mutual savings bank. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office in Excelsior Springs and its branch offices in Kearney and Liberty, Community Bank primarily serves communities located in Clay and Ray Counties and to a lesser extent in surrounding counties in the State of Missouri. The Liberty office commenced operations in March 1998. This office gives the Bank visibility in the Kansas City northland area, which is experiencing good growth which we expect to continue for the next few years. At June 30, 2000, Community Bank had total assets of $180.7 million, deposits of $135.6 million and stockholders' equity of $15.8 million.

     Community Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale. At June 30, 2000, the Bank's total loan portfolio was $186.7 million, of which 45.3% were one- to four-family residential mortgage loans, 39.2% were construction and land loans (the vast majority of which related to single-family residential properties), and 10.0% were consumer loans. During the fiscal year ended June 30, 2000, the Bank originated $31.1 million of fixed-rate one- to four-family residential mortgage loans, of which $21.0 million, or 67.5%, were sold in the secondary market. See "Lending Activities." To a substantially lesser extent, the Bank invests in various investment securities, including mortgage-backed securities and U.S. Treasury Bills.

     The executive office of the Company and the Bank is located at 1001 North Jesse James Road, Excelsior Springs, Missouri 64024 and their telephone number is (816) 630-6711.

Supervisory Agreement
---------------------

     On August 4, 2000 the Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). By signing the Supervisory Agreement, the Bank has agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provides that the Bank shall take necessary and appropriate actions to achieve compliance with various OTS regulations related to lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provides that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement requires the Bank to establish adequate allowance for loan losses and shall not reduce the allowance without prior notice of no objection from the OTS. The Supervisory Agreement also provides that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior written notice of no objection from the OTS. The Bank is also prohibited from increasing the number of loans to current builders or subdivision developments without prior written notice of no objection from the OTS.

     In addition, the Supervisory Agreement provides that the Board of Directors of the Bank must develop or revise its written policies and procedures relating to real estate appraisals, loan underwriting and credit administration, lending limits and related matters. The Supervisory Agreement also provides that the Bank revise its internal audit procedures, shall update its contingency disaster recovery plan, shall establish and implement certain budgetary procedures and shall revise its bonus program. The Supervisory Agreement also provides that the Bank shall refrain from making capital distributions without OTS approval.

     The Supervisory Agreement is considered a formal written agreement with the OTS. Failure to comply with the Supervisory Agreement can lead to further enforcement actions by the OTS. The Bank believes that it can comply with the Supervisory Agreement and is currently taking the necessary steps to do so. Compliance with the Supervisory Agreement is not expected to have a materially adverse impact on the operations or the financial condition of the Bank. However, the restrictions imposed on the Bank's construction and commercial real estate lending activities may cause a significant decrease in the Bank's activities in these areas. The Supervisory Agreement will remain in effect until terminated by the OTS.

Market Area and Competition
---------------------------

     Community Bank serves communities located in Clay and Ray Counties and in surrounding counties in Missouri from its main office in Excelsior Springs and its branch offices in Kearney and Liberty. Excelsior Springs, Kearney and Liberty are located in Clay County, which is part of the Kansas City Metropolitan Statistical Area. Excelsior Springs, Kearney and Liberty are small towns. Clay County has a population estimated at 176,000 as of 1998. The northern portion of Clay County is a combination of suburban and rural areas containing a number of small towns, including Excelsior Springs and Kearney. Southern Clay County is a rapidly developing suburban market, and is home to a large number of people who commute to jobs in areas closer to Kansas City.

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

     The Bank's business and operating results are significantly affected by the general economic conditions present in the Bank's market area. As of June 30, 2000, the twelve-month average unemployment rate in Clay County was 1.7% and the twelve-month average unemployment rate in Ray County was 3.8%.

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

Lending Activities
------------------

     General. The Bank has emphasized and will continue to emphasize the origination of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination for portfolio of ARM loans and the origination and sale of fixed-rate and ARM residential mortgage loans. Due to the high level of construction activity in southern Clay County in recent years, and in an effort to improve the yield on overall interest-earning assets, the Bank has increased its portfolio of residential construction loans. However, the Bank expects that its construction loan portfolio will decrease in the future. The Bank also originates land loans secured by vacant land or building lots for which the borrower intends to ultimately construct a residential property. The Bank also originates commercial real estate and multi-family residential loans, which are generally offered on a case-by-case basis as an accommodation to existing Bank customers. The Bank's non-mortgage loans consist primarily of automobile loans, which are originated on a direct and on an indirect basis. Pursuant to the Supervisory Agreement, the Bank is restricted from making commercial real estate loans, without prior written notice of no objection from the OTS.

     Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 2000, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.5 million. At June 30, 2000, the Bank had five groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 2000 was approximately $3.1 million in loans to a residential builder primarily for the construction of single-family residences and was secured by real estate located in Clay County, Missouri. At June 30, 2000, all of these loans were performing in accordance with their terms.

     Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                                 At June 30,
                                                     -----------------------------------------------------------------
                                                              2000                  1999                 1998
                                                     ---------------------- --------------------  --------------------
                                                        Amount     Percent   Amount     Percent    Amount     Percent
                                                     ----------   --------- --------   ---------  --------  ----------
                                                                             (Dollars in Thousands)
Real estate loans:
One- to four-family residential.....................   $ 84,645     45.33%  $ 71,353     43.74%   $ 65,502     48.65%
  Multi-family......................................      2,832      1.51      1,951      1.20       1,602      1.19
  Commercial........................................      7,388      3.96      5,496      3.37       2,768      2.06
  Land..............................................      7,183      3.85      6,485      3.98       4,243      3.15
  Construction......................................     66,000     35.35     63,319     38.81      48,641     36.12
                                                       --------    ------   --------    ------    --------    ------
Total real estate loans.............................    168,048     90.00    148,604     91.10     122,756     91.17
                                                       --------    ------   --------    ------    --------    ------

Consumer loans:
  Direct automobile loans...........................      9,421      5.04      9,174      5.62       7,166      5.32
  Indirect automobile loans.........................      4,117      2.20      2,460      1.51       2,348      1.75
  Deposit accounts..................................        739      0.40        448      0.27         616      0.46
  Home improvement..................................         30      0.02          6        --          19      0.01
Commercial loans....................................      1,372      0.73        257      0.16         286      0.21
  Other.............................................      2,997      1.61      2,194      1.34       1,455      1.08
                                                       --------    ------   --------    ------    --------    ------
    Total consumer loans............................     18,676     10.00     14,539      8.90      11,890      8.83
                                                       --------    ------   --------    ------    --------    ------
    Total loan portfolio............................   $186,724    100.00%   163,143    100.00%    134,646    100.00%
                                                                   ======               ======                ======
Less:
 Loans in process...................................     19,355               27,153                18,661
 Deferred loan origination fees and
   discounts on loans, net..........................        646                  604                   494
 Allowance for loan losses..........................      2,924                  927                   669
                                                       --------             --------              --------
   Total loans receivable, net......................   $163,799             $134,459              $114,822
                                                       ========             ========              ========

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                    At June 30,
                                     ----------------------------------------------------------------------
                                             2000                    1999                    1998
                                     ----------------------   ----------------------  ---------------------
                                       Amount     Percent      Amount      Percent     Amount      Percent
                                     ---------  -----------   --------   -----------  ---------  ----------
                                                              (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
 One- to four-family................ $ 25,611      13.71%     $ 21,614     13.25%     $ 15,634      11.61%
 Multi-family.......................      167       0.09            --        --            --         --
 Commercial.........................    3,104       1.66         2,834      1.74         1,630       1.21
 Land...............................    2,645       1.42         2,839      1.74           800       0.59
 Construction.......................   66,000      35.35        63,319     38.81        48,641      36.13
                                     --------     ------      --------    ------      --------     ------
Total real estate loans.............   97,527      52.23        90,606     55.54        66,705      49.54
                                     --------     ------      --------    ------      --------     ------

Consumer loans......................   18,278       9.79        14,232      8.72        11,609       8.62
                                     --------     ------      --------    ------      --------     ------

  Total fixed-rate loans............  115,805      62.02       104,838     64.26        78,314      58.16
                                     --------     ------      --------    ------      --------     ------
Adjustable Rate Loans:
 Real estate:
 One- to four-family................   59,034      31.62        49,739     30.49        49,868      37.04%
 Multi-family.......................    2,665       1.43         1,951      1.20         1,602       1.19
 Commercial.........................    4,284       2.29         2,662      1.63         1,138       0.84
 Land...............................    4,538       2.43         3,646      2.23         3,443       2.56
 Construction.......................       --         --            --        --            --         --
                                     --------     ------      --------    ------      --------     ------
Total real estate loans.............   70,521      37.77        57,998     35.55        56,051      41.63
                                     --------     ------      --------    ------      --------     ------

Consumer loans......................      398       0.21           307      0.19           281       0.21
                                     --------     ------      --------    ------      --------     ------

  Total adjustable-rate loans.......   70,919      37.98        58,305     35.74        56,332      41.84
                                     --------     ------      --------    ------      --------     ------

  Total loan portfolio..............  186,724     100.00%      163,143    100.00%      134,646     100.00%
                                                  ======                  ======                   ======
Less:
 Loans in process...................   19,355                   27,153                  18,661
 Deferred fees and discounts........      646                      604                     494
 Allowance for losses...............    2,924                      927                     669
                                     --------                 --------                --------
  Total loans receivable, net....... $163,799                 $134,459                $114,822
                                     ========                 ========                ========

          One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. Until June 19, 2000, the Bank also employed its Chairman of the Board as a full-time loan originator to solicit loans. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area and will not make out-of-state loans. At June 30, 2000, the Bank had $84.6 million, or 45.3% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

          The Bank originates fixed-rate residential one- to four-family loans with terms of 15 and 30 years. Such loans may either be retained in portfolio or sold in the secondary mortgage market depending on the yield on such loans and the Bank's asset/liability management objectives. Currently, the Bank's policy is to sell into the secondary market longer-term fixed-rate residential real estate loans. During fiscal 1998, 1999 and 2000, the Bank retained in portfolio certain fixed-rate mortgage loan originations which provided for 15 and 30-year amortization schedules with a 5-year balloon payment feature and certain second mortgage loans with terms to maturity from two to 15 years. As of June 30, 2000, $25.6 million, or 13.7% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

     Fixed-rate residential one- to four-family loans originated for sale in the secondary mortgage market are underwritten in conformity with the criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") 4 or other investors for sale primarily to FHLMC or other investors. Such loans are sold on a non-recourse basis. The Bank retains servicing rights on a portion of such loans, depending upon customer preferences and competitive conditions. For the fiscal year ended June 30, 2000, of the$31.1 million in fixed-rate residential one- to four-family loans originated by the Bank,$21.0 million of such loans, or 67.5%, were sold in the secondary mortgage market.

     The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan, although a majority of the ARM loans in the Bank's portfolio have adjustment limitations of two percentage point and six percentage point interest rate caps. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with margins of 300 basis points for non-conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled$59.0 million, or 31.6% of the Bank's total loan portfolio at June 30, 2000. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the fiscal year ended June 30, 2000, the Bank originated$31.1 million in fixed-rate residential mortgage loans and$24.6 million of ARM loans. Normally, the Bank's policy is to originate ARM loans for portfolio. However, during fiscal 2000, the Bank sold one pool of ARM loans totaling$10.3 million as a part of the Bank's asset/liability and capital strategies, and currently has$16.2 million in ARM loans held for sale.

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

     Construction and Land Lending. The Bank invested a significant proportion of its loan portfolio in the past in construction and land loans. Prompted by increased residential development in Clay County in recent years, such lending has been a growing part of the Bank's loan portfolio. Construction lending has been very strong, particularly since the opening of the branch office in Liberty, Missouri in March 1998. Through the Liberty office, the Bank has received construction loan requests from several new builders active in the Liberty area. Substantially all of the Bank's construction and land loans are secured by residential properties located in Clay County. The Supervisory Agreement provides that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior written notice of no objection from the OTS. The Bank is also prohibited from increasing the number of loans to current builders or subdivision developments without prior written notice of no objection from the OTS. The Bank's current plans call for a reduction in construction and land development lending.

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

     The table below presents information on the Bank's construction and land loans at June 30, 2000, 1999 and 1998:

                                              At June 30, 2000                 At June 30, 1999               At June 30, 1998
                                      -----------------------------   -----------------------------   -----------------------------
                                         Outstanding     Percent of      Outstanding     Percent of      Outstanding     Percent of
                                      Loan Balance/(1)/     Total     Loan Balance/(1)/     Total     Loan Balance/(1)/     Total
                                      -----------------  ----------   -----------------  ----------   -----------------  ----------
                                                              (Dollars in Thousands)
Speculative - 1-4 family............       $     50,353       68.8%        $    51,461        66.6%     $   37,039         70.1%
Speculative - Multifamily...........              2,925        4.0               2,261         2.9           1,600          3.0
Contract............................                377        0.5               1,718         2.2           2,275          4.3
Construction - commercial...........              2,612        3.6               4,129         5.3             704          1.3
Construction - 1-4 family...........              4,018        5.5               3,750         4.9           4,526          8.6
                                           ------------     ------         -----------      ------       ---------       ------
Total construction..................             60,285       82.4              63,319        81.9          46,144         87.3
Land development and acquisition                  5,715        7.8               7,503         9.7           2,496          4.7
Land................................              7,183        9.8               6,485         8.4           4,243          8.0
                                           ------------     ------         -----------       -----      ----------        -----
Total construction and land.........       $     73,183     100.00%        $    77,307       100.0%     $   52,883        100.0%
                                           ============     ======         ===========       =====      ==========        =====

______________________
/(1)/Includes loans in process.

     At June 30, 2000, the Bank's $60.3 million of construction loans and $12.9 million of land and land development loans represented 32.3% and 6.9%, respectively, of total loans receivable. At the same time, the Bank's $53.3 million of speculative construction loans represented 28.5% of total loans receivable. Speculative 1-4 family loans decreased $1.1 million from $51.5 million at June 30, 1999 to $50.4 million at June 30, 2000.

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

     The Bank seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Bank in limited amounts and may borrow additional amounts based on proven experience with the Bank. The Bank's process when reviewing a loan request from a new builder is to evaluate the builder's financial strength, verify the number of years he has been building, analyze the subdivision that the houses will be built in, review the appraisal value against the loan amount, verify that the building cost estimates are reasonable, determine the reputation of the builder and verify that the builder pays its subcontractors promptly for the work they have performed. At June 30, 2000, the Bank had 29 borrowers for which speculative construction loans outstanding totaled more than $1.0 million.

     While substantially all of the Bank's construction and land loans are secured by properties located in southern Clay County, the Bank also seeks to diversify its construction and land lending risks among several subdivisions. At June 30, 2000, the Bank had speculative construction loans secured by properties in 115 subdivisions of which 17 represented an exposure to a single subdivision of more than $1.0 million.

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

     Commercial and Multi-family Construction Loans. Occasionally, the Bank originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. At June 30, 2000, the Bank had $2.9 million of speculative construction loans secured by multi-family properties. At this time, the Bank does not plan on originating any more commercial or multi-family construction loans, although the Bank's plans may change in the future.

     Land Loans. At June 30, 2000, the Bank had total land loans of $7.2 million and land development loans of $5.7 million. In making land loans and land development loans, the Bank follows similar underwriting policies as for construction loans. The Bank originates land loans and land development loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 30 years) as opposed to the term of up to 12 months that is typical of construction loans. At this time, the Bank does not plan on originating any more land development loans, although the Bank's plans may change in the future.

     Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At June 30, 2000, $10.2 million, or 5.5%, of the Bank's loan portfolio consisted of multi-family loans and commercial real estate loans.

     Multi-family and commercial real estate loans originated by the Bank require prior written notice of no objection from the OTS. These loans may be either fixed- or adjustable-rate loans with terms to maturity and amortization schedules of up to 30 years. Rates on such ARM loans generally adjust annually to specified spreads over the one-year U.S. Treasury securities index adjusted to a constant maturity of one year, subject to annual and life-of-loan interest rate caps. Multi-family and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the sales price. At this time, the Bank does not plan on originating any commercial or multi-family construction loans.

     The Bank's commercial real estate portfolio consists primarily of loans on small office buildings located in the Bank's primary market area. Multi-family loans generally are secured by five or more dwelling units. Appraisals on properties which secure multi-family and commercial real estate loans are performed by an independent appraiser designated by the Bank before the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In underwriting such loans, the Bank primarily considers the cash flows generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Bank's experience with the borrower. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, financial statements and banking relationships, a review of the borrower's property management experience and references, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments.

     Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger, more difficult to evaluate and monitor and, therefore generally, involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan might be impaired. The Bank has attempted to minimize these risks by lending primarily to the ultimate user of the property or on existing income-producing properties.

     Consumer Lending. Community Bank offers a variety of consumer loans, including automobile and home improvement loans, second mortgage home equity loans, lines of credit secured by first or second mortgage loans, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At June 30, 2000, the Bank's consumer loan portfolio totaled $18.7 million, or 10.0% of its loan portfolio.

     The primary component of the Bank's consumer loan portfolio consists of automobile loans secured by both new and used cars and light trucks. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower, and on an indirect basis through automobile dealerships. Although applications for indirect automobile loans are taken by employees of the dealer, the loans are made pursuant to the Bank's underwriting standards using the Bank's documentation. At this time, the Bank only originates indirect loans to its customers. All such indirect automobile loans must be approved by a Bank loan officer before disbursement of loan proceeds. The Bank seeks to limit the credit risk of indirect automobile lending by doing business with local dealers with which it has had a satisfactory prior relationship, and through strict adherence to its underwriting standards.

     The Bank's automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. Collision and comprehensive insurance and vendor single-interest required on all automobile loans. At June 30, 2000, the Bank's indirect automobile loans totaled $4.1 million, or 2.2% of the Bank's loan portfolio and direct automobile loans totaled $9.4 million, or 5.0% of the Bank's loan portfolio.

     Community Bank also originates Federal Housing Administration ("FHA") Title I home improvement loans. Generally, such loans have a maximum term of ten years, have fixed rates and may be originated up to a 100% loan-to-value ratio. While the Bank retains a portion of such loans in portfolio, the majority of its FHA Title I home improvement loans are originated for sale in the secondary market. At June 30, 2000, the Bank's FHA Title I home improvement loans totaled $30,000, or .02% of the Bank's loan portfolio.

     The Bank also originates for portfolio second mortgage/home equity loans. These loans are generally limited to 80% or less of the appraised value of the property securing the loan. These loans are originated as fixed-rate loans and generally have maximum terms of 15 years. At June 30, 2000, the Bank's second mortgage/home equity loans totaled $3.9 million, or 2.1% of the Bank's loan portfolio.

     The Bank also originates for portfolio lines of credit secured by first or second mortgages. These loans are primarily adjustable-rate loans, adjust annually, and may be originated up to an 80% loan-to-value ratio, with a maximum term of five years. At June 30, 2000, the Bank's lines of credit secured by first or second mortgages totaled $3.4 million, or 1.8% of the Bank's loan portfolio.

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

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2000, $143,000 in consumer loans were non-performing. See "Asset Quality--Delinquent Loans and Non-performing Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

         The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after June 30, 2000 that have predetermined interest rates is$115.8 million, and that have floating or adjustable rates is$70.9 million.

                                                                        Real Estate
                                     ----------------------------------------------------------------------------
                                                           Multi-Family
                                     One-to Four-Family   and Commercial            Land           Construction         Consumer
                                     ------------------  ---------------   ------------------    ----------------   ----------------
                                               Weighted         Weighted             Weighted            Weighted           Weighted
                                               Average           Average              Average             Average            Average
                                     Amount      Rate    Amount    Rate    Amount       Rate     Amount     Rate    Amount    Rate
                                     ------      ----    ------    ----    ------       ----     ------     ----    ------    ----
                                                                                   (Dollars in Thousands)
Due During Years Ending June 30,
--------------------------------
2001.............................. $ 7,084      8.45%   $   167    8.50%   $2,165       8.25%   $65,439    8.22%   $ 4,474    9.27%
2002..............................     500      9.37        208    9.26       730       7.51        561    8.00      1,788   10.82
2003..............................   1,738      9.26        794    8.68         3       8.50         --      --      2,811   10.29
2004 and 2005.....................   3,490      9.12         40    9.49       236       8.68         --      --      9,120    9.89
2006 to 2010......................   2,971      8.56      1,672    8.09       333       8.37         --      --        377    8.76
2011 to 2025......................  12,086      8.26      1,726    8.49     1,026       8.26         --      --        106   10.30
2026 and following................  56,816      7.91      5,613    8.47     2,690       8.48         --      --         --      --
                                    ------      ----     ------    ----     -----       ----     ------    ----     ------   -----
                                   $84,645      8.12%   $10,220    8.45%   $7,183       8.28%   $66,000    8.22%   $18,676    9.87%

                                            Total
                                     ------------------
                                               Weighted
                                               Average
                                     Amount      Rate
                                     ------      ----
Due During Years Ending June 30,
--------------------------------
2001.............................. $ 79,289      8.31%
2002..............................    3,787      8.25
2003..............................    5,346      9.40
2004 and 2005.....................   12,885      9.70
2006 to 2010......................    5,353      9.80
2011 to 2025......................   14,944      9.17
2026 and following................   65,120      7.93
                                    -------      ----
                                   $186,724      8.29%

Origination of Loans

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. Until June 19, 2000, the Bank also employed its Chairman of the Board as a full-time loan originator to solicit loans. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. The Chief Executive Officer has authority to make secured real estate loans up to $350,000 and secured installment loans up to $40,000. Unsecured installment loans may be approved by the Chief Executive Officer up to $15,000. The Consumer Loan Department Manager has authority to make secured commercial and secured installment loans up to $40,000 and unsecured installment loans up to $10,000. All loans in excess of these limitations must be approved by the Board of Directors. The Bank has established a Loan Audit Committee which reviews loans made or denied by officers of the Bank. The Loan Audit Committee meets monthly and consists of the Chief Executive Officer as well as three members of the Board of Directors.

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the fiscal year ended June 30, 2000, the Bank originated $104.7 million in fixed-rate loans and $29.4 million in adjustable-rate loans. For the fiscal year ended June 30, 1999 the Bank originated $128.8 million in fixed-rate loans and $37.5 million in adjustable-rate loans. For the year ended June 30, 1998 the Bank originated $87.8 million in fixed-rate loans and $19.5 million in adjustable-rate loans.

     In recent years, the Bank has not purchased loans. For the fiscal years ended June 30, 2000, 1999 and 1998, the Bank purchased no loans. As currently structured, longer term, fixed rate loans which don't meet the Bank's asset and liability requirements are sold to investors on either a servicing released or servicing retained basis. Such loans are preapproved by investors with interest rates locked prior to loan funding. The Bank originates both conforming and non-conforming (subprime) loans for sale to investors. For the year ended June 30, 2000, the Bank sold $31.3 million in conforming residential one- to four-family loans (including $21.0 million of fixed rate loans and one pool of ARM loans totaling $10.3 million), compared to $57.9 million and $22.8 million for the years ended June 30, 1999 and 1998, respectively. Primarily all of the residential loans sold by the Bank are fixed-rate residential loans with maturities of 15 and 30 years, though the Bank sold some one- to four family ARM loans, including a pool of $10.3 million of such loans.

     Set forth below is a table showing the Bank's loan originations, sales and repayments for the periods indicated.

                                                                         Year Ended June 30,
                                                             -----------------------------------------
                                                                2000          1999            1998
                                                             ----------    -----------     -----------
Originations by type:                                                     (In Thousands)
 Adjustable rate:
  Real estate -
   One- to four-family residential ...................       $   24,646    $    33,341     $    16,390
   Multi-family ......................................            1,661            443             765
   Commercial ........................................            2,534          1,222             202
   Land ..............................................              368          1,914           1,491
   Consumer ..........................................              179            546             626
                                                             ----------    -----------     -----------
  Total adjustable rate ..............................           29,388         37,466          19,474
                                                             ----------    -----------     -----------

 Fixed rate:
  Real estate -
   One- to four-family residential ...................           31,112         51,038          31,195
   Multifamily .......................................              167            120              --
   Commercial ........................................            2,172          2,126           1,148
   Land ..............................................              514          2,765             655
   Construction ......................................           51,974         59,564          44,627
   Consumer ..........................................           18,612         13,208          10,186
                                                             ----------    -----------     -----------
  Commercial Business ................................              156             --              --
  Total fixed rate ...................................          104,707        128,821          87,811
                                                             ----------    -----------     -----------
  Total loans originated .............................          134,095        166,827         107,285
  Sales and Repayments:
   Real Estate -
   One- to four-family residential ...................           17,088         57,949          22,758
                                                             ----------    -----------     -----------
   Total loans sold ..................................           17,088         57,949          22,758
  Principal repayments ...............................           80,143         97,631          67,410
                                                             ----------    -----------     -----------
   Total sales and repayments ........................           97,231        155,580          90,168
  Decrease (increase) in other items, net ............           (6,936)         8,895          (6,688)
                                                             ----------    -----------     -----------
   Net (decrease) increase ...........................       $   29,928    $    19,602     $    10,429
                                                             ==========    ===========     ===========

Asset Quality

     The Bank's collection procedures provide that when a loan is past due, a first notice is sent to the borrower requesting payment ten days (for consumer loans) and 16 days (for real estate loans) after the due date. A second notice is sent 16 days (for consumer loans) and 30 days (for real estate) after the due date. At the time of the second notice, phone calls are made by the Bank with personal letter backups. If the loan remains delinquent for 30 days, a telephone contact is made. If the loan becomes 60 days delinquent, a right-to-cure letter generally is sent and the borrower is notified of the availability of financial or counseling aid. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. If a real estate loan is past due 60 days or more, the loan is presented to the Board of Directors for future disposition. In most cases, the Board of Directors authorizes the initiation of foreclosure proceedings. At June 30, 2000, 1999 and 1998, the percentage of total loans delinquent 90 days or more to net loans receivable were 3.07%, 0.41% and 0.33%, respectively.

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

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 2000, the Bank has $237,000 in real estate owned.

     The following table sets forth information with respect to the Bank's delinquent loans at June 30, 2000.

                                                         Loans Delinquent For
                                        ----------------------------------------------------------
                                                60-89 Days                  90 Days and Over             Total Delinquent Loans
                                        ---------------------------    ---------------------------     ---------------------------
                                                           Percent                        Percent                         Percent
                                                           of Loan                        of Loan                         of Loan
                                        Number    Amount   Category    Number    Amount   Category     Number    Amount   Category
                                        ------   --------  --------    ------   --------  --------     ------   --------  --------
                                                                          (Dollars in Thousands)
Real Estate:
  One- to four-family ...........         22     $  925      1.09%         15   $  807       0.95%        37     $1,732      2.05%
  Multi-family ..................         --         --        --          --       --         --         --         --        --
  Commercial ....................         --         --        --           1       54       0.73          1         54      0.73
  Land ..........................         --                                3      220                     3
  Consumer ......................         13        108      0.58          16      143       0.77         29        251      1.34
  Construction or                                                          22
                                                                           --
    Development .................         11      2,289      3.47          57    3,810       5.77         33      6,099      9.24
                                          --     ------      ----               ------       ----        ---     ------      ----
    Total .......................         46     $3,322      2.03%              $5,034       3.07%       103     $8,356      5.10%
                                                 ======      ====               ======       ====                ======      ====

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

                                                                            At June 30,
                                                             -----------------------------------------
                                                                2000          1999            1998
                                                             ----------    -----------     -----------
                                                                      (Dollars In Thousands)
Non-accruing loans:
  One- to four-family ...............................            1,211            173             465
  Commercial ........................................               54             --              --
  Land ..............................................              342             --              --
  Construction or development .......................            6,762            336              --
  Consumer ..........................................              143             45             120
                                                               -------        -------         -------

    Total ...........................................            8,512            554             678

Accruing loans delinquent more than 90 days:
  One- to four-family ...............................               --             --              --
  Consumer ..........................................               --             --              --
                                                               -------        -------         -------
    Total ...........................................               --             --              --
                                                               -------        -------         -------

Foreclosed assets:
  One- to four-family ...............................              179             95              10
  Commercial real estate ............................               58             58              39
  Land ..............................................               --             --              --
  Consumer ..........................................               32              7               5
                                                               -------        -------         -------
    Total ...........................................              269            160              54
                                                               -------        -------         -------
Total non-performing assets .........................          $ 8,781        $   714         $   732
                                                               =======        =======         =======

Total loans delinquent 90 days or more
 to net loans receivable ............................             3.07%          0.41%           0.33%
                                                               =======        =======         =======

     For the fiscal year ended June 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $804,000. The amount that was included in interest income on such loans was $520,000 for the fiscal year ended June 30, 2000.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2000, the Bank had classified a total of $14.1 million of its assets as substandard. At June 30, 2000, the Bank had no assets classified as doubtful and had $63,000 assets classified as loss. At June 30, 2000, total classified assets comprised $14.2 million, or 89.9% of the Bank's capital and 7.85% of the Bank's total assets. The increase in classified assets at June 30, 2000, reflects comments received from OTS examiners as well as a comprehensive review of the loan portfolio conducted by the Bank.

     For a more detailed discussion of the Bank's classified assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2000, and June 30, 1999--Provision for Loan Losses," in the Company's Annual Report to Stockholders included as Exhibit 13 to this Form 10-KSB, which information is incorporated herein by reference.

     Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 2000, there were 27 loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

          Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2000, the Bank had $237,000 in properties which were acquired through foreclosure.

          Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2000, the Bank had a total allowance for loan losses of $2.9 million, representing 33.3% of total non-performing loans and 1.8% of the Bank's loans receivable, net. The increase in the allowance at June 30, 2000 was primarily attributable to a significant increase in the Bank's classified assets of $13.3 million to $14.2 million, together with the implementation of a more conservative methodology in establishing its allowance for loan loss. The increase in classified assets was due to comments received from the OTS examiners as well as a comprehensive review of the loan portfolio conducted by the Bank. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2000, and June 30, 1999--Provision for Loan Losses," in the Company's Annual Report to Stockholders included as Exhibit 13 to this Form 10-KSB, which information is incorporated herein.

          The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                          At June 30,
                                 ---------------------------------------------------------------------------------------------
                                              2000                           1999                            1998
                                 -------------------------------   ----------------------------   ----------------------------
                                                        Percent                         Percent                        Percent
                                                        of Loans                       of Loans                       of Loans
                                                Loan    in Each                 Loan    in Each                Loan    in Each
                                 Amount of    Amounts   Category   Amount of   Amounts Category   Amount of  Amounts  Category
                                 Loan Loss       by     to Total   Loan Loss     by    to Total   Loan Loss     by    to Total
                                 Allowance    Category   Loans     Allowance  Category   Loans    Allowance  Category   Loans
                                 ---------    --------  --------   ---------  -------- --------   ---------  -------- --------
                                                                 (Dollars in Thousands)
One- to four-family ...........  $     107      84,645     45.33%  $      69    71,353    43.74%  $      63    65,502    48.65%
Multi-family ..................         14       2,832      1.52          10     1,951     1.20           8     1,602     1.19
Commercial real estate ........        188       7,388      3.96          31     5,496     3.37          16     2,768     2.06
Land ..........................        108       7,183      3.85          42     6,485     3.98          42     4,243     3.15
Construction or development ...      2,237      66,000     35.34         547    63,319    38.81         372    48,641    36.12
Consumer ......................        270      18,676     10.00         228    14,539     8.90         168    11,890     8.83
                                 ---------    --------  --------   ---------  -------- --------   ---------  -------- --------
   Total ......................  $   2,924     186,724    100.00%  $     927   163,143   100.00%  $     669   134,646   100.00%
                                 =========    ========  ========   =========  ======== ========   =========  ======== ========

          The following table sets forth information with respect to the Bank's allowance for loan losses for the fiscal year indicated.

                                                                      Years Ended June 30,
                                                               -----------------------------------
                                                                 2000           1999        1998
                                                               ---------      --------    --------
                                                                             (In thousands)
Balance at beginning of year .............................     $     927      $    669    $    436
                                                                              --------    --------
Charge-offs:
  One- to four-family ....................................            --             8          --
  Consumer ...............................................           200            74          83
                                                               ---------      --------    --------
                                                                     200            82          83

Recoveries:
  Consumer ...............................................            45            42          50
                                                               ---------      --------    --------
                                                                      45            42          50
                                                               ---------      --------    --------

Net charge-offs ..........................................           155            40          33
Provision for loan losses ................................         2,152           298         266
                                                               ---------      --------    --------

Balance at end of year ...................................     $   2,924      $    927    $    669
                                                               =========      ========    ========
Ratio of net charge-offs during the year
  to average loans outstanding during the year ...........          0.10%         0.00%       0.03%
                                                               =========      ========    ========

Ratio of allowance for loan loss to ending
  loans receivable, net ..................................          1.79%         0.69%       0.58%
                                                               =========      ========    ========

Ratio of allowance for loan loss to non-
  performing assets at end of year .......................         33.30%       129.83%      91.39%
                                                               =========      ========    ========

Investment Activities

     General. Community Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.22%. See"Regulation - Liquidity."

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

     Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. The Bank has invested primarily in federal agency securities, principally Freddie Mac and Government National Mortgage Association ("GNMA") obligations. At June 30, 2000, the Bank's investment in mortgage-backed securities totaled $39,000, or 0.02% of its total assets. At June 30, 2000 and 1999, all of the Bank's mortgage-backed securities were classified as held-to-maturity.

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

     Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.


                                      Year Ended June 30,
                                     ---------------------
                                      2000    1999    1998
                                     -----   -----   -----
                                        (In Thousands)

Purchases........................    $  --   $  --   $  --
Sales............................       --      --      --
Repayments.......................      (18)    (18)    (73)
                                     -----   -----   -----
Net increase (decrease)..........    $ (18)  $ (18)  $ (73)
                                     =====   =====   =====

     Other Investments. At June 30, 2000, the Bank's investment securities other than mortgage-backed securities consisted of municipal bonds, U.S. treasury bills, FHLB stock and other fhlb interest-earning assets.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 2000, the Bank was in compliance
with this regulation.   See "Regulation - Federal Regulation of Savings
Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Bank's investment securities, net of premiums and discounts, at the dates indicated.



                                                                        June 30,
                                                 ------------------------------------------------------------
                                                       2000                   1999               1998
                                                 -----------------     ------------------   -----------------
                                                  BOOK      % OF        BOOK       % OF      BOOK      % OF
                                                  VALUE     TOTAL       VALUE      TOTAL     VALUE     TOTAL
                                                 -------   -------     -------    -------   -------   -------
                                                                     (Dollars in Thousands)
Investment securities available-for-sale:
 Federal agency obligations................           --        --     $    --         --%  $    --        --%
                                                 -------   -------     -------    -------   -------   -------
Subtotal...................................           --        --          --         --        --        --

Investment securities Held-to-maturity
Subtotal...................................          187      2.17%         93       1.08%  $    98      2.77%
                                                 -------   -------     -------    -------   -------   -------

FHLB stock.................................        2,323     27.01       2,173      25.22     1,025     28.94
                                                 -------   -------     -------    -------   -------   -------
Total investment securities and
FHLB stock.................................        2,510     29.18       2,266      26.30     1,123     31.71
                                                 -------   -------     -------    -------   -------   -------

Other interest-earning assets:
FHLB CD's..................................        3,000     34.89          --         --        --        --
FHLB checking..............................        1,964     22.85       3,351      38.89     2,419     68.29
FHLB Daily Time............................        1,125     13.08       3,000      34.81        --        --
                                                 -------   -------     -------    -------   -------   -------
  Total other interest-earnings assets.....      $ 6,089     70.82       6,351      73.70     2.419     68.29
                                                 -------   -------     -------    -------   -------   -------

Total investment portfolio.................      $ 8,599    100.00%    $ 8,617     100.00%  $ 3,542    100.00%
                                                 =======   =======     =======    =======   =======   =======


     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities excluding FHLB stock at June 30, 2000.

                                                                     June 30, 2000
                                   ---------------------------------------------------------------------------------

                                   Less than      1 to 5      5 to 10        Over
                                     1 Year       Years        Years       10 Years      Total Investment Securities
                                   ----------    --------    --------     ----------     ---------------------------
                                      Book         Book        Book          Book            Book          Market
                                     Value        Value        Value        Value            Value          Value
                                   ----------    --------    --------     ----------       ---------      --------
                                                             (Dollars In Thousands)
Investment Securities........      $     102     $     13    $     22     $       50       $     187      $    187
                                   ---------     --------    --------     ----------       ---------      --------
Federal agency obligations...      $      --     $     --    $     --     $       --       $      --      $     --
                                   ---------     --------    --------     ----------       ---------      --------
Total investment securities..      $     102     $     13    $     22     $       50       $     187      $    187
                                   =========     ========    ========     ==========       =========      ========
Weighted average yield.......           6.06%        6.50        6.50           6.50            6.26          6.26

Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 2000, the Bank had $26.8 million in FHLB advances.

     Deposits. Community Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to seven years.

     The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Historically, Community Bank has solicited deposits from its primary market area. However, in fiscal 2000, the Bank also solicited brokered deposits as a source of funds for its loan originations. The Bank is no longer soliciting brokered deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the bank's deposits are for terms of less than one year. At June 30, 2000, $83.9 million, or 74.6% of the bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The Bank's total deposits increased from $85.8 million at June 30, 1998, to $101.4 million at June 30, 1999 to $135.6 million at June 30, 2000. This increase resulted from the Bank's concerted efforts during the year to market selected term certificates of deposit and the acquisition of brokered deposits to fund the bank's lending programs.

Savings Portfolio

     The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                At June 30,
                                         ---------------------------------------------------------
                                               2000                1999                1998
                                         -----------------   -----------------   -----------------
                                         Balance   Percent   Balance   Percent   Balance   Percent
                                         --------  -------   --------  -------   -------   -------
                                                          (Dollars In Thousands)
Transactions And Savings
 Deposits:
  Passbook savings.....................  $  3,928     2.90%  $  4,079     4.02%  $ 3,680      4.29%
  Now accounts.........................     9,811     7.23      8,988     8.86     8,853     10.32
  Money market accounts................     5,403     3.98      5,776     5.69     5,709      6.66
  Noninterest-bearing demand accounts..     4,021     2.97      3,953     3.90     2,392      2.79
                                         --------  -------   --------  -------   -------   -------
   Total non-certificates..............    23,163    17.08     22,796    22.48    20,634     24.06%
                                         --------  -------   --------  -------   -------   -------

Certificates:
  2.00 - 3.99%.........................        --       --          1       --         1      0.00
  4.00 - 5.99%.........................    41,653    30.71     60,954    60.10    36,237     42.25
  6.00 - 7.99%.........................    70,815    52.21     17,673    17.42    28,905     33.70
  8.00 - 9.99%.........................        --       --         --       --        --        --
  10.00% & over........................        --       --         --       --        --        --
                                         --------  -------   --------  -------   -------   -------
   Total certificates..................   112,468    82.92%    78,628    77.52%   65,143     75.94%
                                         --------   ------   --------  -------   -------   -------
    Total..............................  $135,631   100.00%  $101,424   100.00%  $85,777    100.00%
                                         ========   ------   ========  =======   =======   =======

Deposit Activity

    The following table sets forth the deposit activities of the Bank for the periods indicated:

                                     Years Ended June 30,
                               --------------------------------
                                  2000       1999       1998
                               ---------  ---------   ---------
                                    (Dollars In Thousands)

Opening balance..............  $ 101,424  $  85,777   $  70,693
Deposits(1)..................    299,198    250,886     221,802
Withdrawals..................    269,531    238,780     210,450
Interest credited............      4,540      3,541       3,732
                               ---------  ---------   ---------

Ending balance...............  $ 135,631  $ 101,424   $  85,777
                               =========  =========   =========
Net (decrease) increase......  $  34,207  $  15,647   $  15,084
                               =========  =========   =========

Percent (decrease) increase..      33.73%     18.24%      21.34%
                               =========  =========   =========

------------------
(1) Does not reflect the rollover of certificates of deposit.

Time Deposit Maturity Schedule

     The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 2000.

                                                Weighted
Certificate accounts maturing in       Total     Average   Percent of
--------------------------------
quarter ending:                       Balance     Rate        Total
--------------                        -------    -------   ----------
                                           (Dollars in Thousands)
September 30, 2000..................  $ 22,147    5.90%       19.69%
December 31, 2000...................    15,457    6.17        13.75
March 31, 2001......................    31,468    6.32        27.98
June 30, 2001.......................    14,699    6.45        13.07
September 30, 2001..................     2,688    6.07         2.39
December 31, 2001...................     3,018    6.13         2.68
March 31, 2002......................     4,431    6.57         3.94
June 30, 2002.......................     4,696    6.91         4.18
September 30, 2002..................     1,735    6.42         1.54
December 31, 2002...................       981    6.24         0.87
March 31, 2003......................     1,094    6.02         0.97
June 30, 2003.......................       836    5.84         0.74
Thereafter..........................     9,218    6.64         8.20
                                      --------               ------
    Total                             $112,468               100.00%


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

                                                                  Maturity
                                      -------------------------------------------------
                                      3 Months   Over 3 to 6   Over 6 to 12     Over
                                      or Less      Months         Months      12 Months     Total
                                      --------   -----------   ------------   ---------    --------
                                                         (Dollars in Thousands)
Certificates of deposit less
 than $100,000......................   $17,154       $14,289        $31,337     $23,626    $ 86,406
Certificates of deposit of
 $100,000 or more...................     4,993         1,168         14,830       5,071      26,062
                                       -------       -------        -------     -------    --------
  Total certificates of deposit.....   $22,147       $15,457        $46,167     $28,697    $112,468
                                       =======       =======        =======     =======    ========

     Borrowings. Community Bank's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 2000, the Bank had $26.8 million in advances from the FHLB. The Bank has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements.

     The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.

                                           Years Ended June 30,
                                        ---------------------------
                                          2000      1999      1998
                                        -------   -------   -------
                                               (In Thousands)
Maximum Balance:
----------------
  FHLB advances......................   $45,450   $43,450   $19,500

Average Balance:
---------------
  FHLB advances......................   $33,288   $33,837   $12,672

                                                 At June 30,
                                        ---------------------------
                                          2000      1999     1998
                                        -------   -------   -------
                                               (In Thousands)
  FHLB advances......................   $26,750   $29,450   $19,500
                                        =======   =======   =======

  Weighted average interest rate.....      6.16%     5.43%     5.65%

Service Corporation Activities

     As a federally chartered savings association, Community Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $3.6 million at June 30, 2000, in the stock of, or loans to, service corporation subsidiaries. Community may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 2000, Community Bank had one subsidiary, CBES Service Corporation ("CBES"). CBES was established in March 1993 for the purpose of offering credit life, health and accident insurance to its customers. At June 30, 2000, the Bank's investment in CBES was $1,000. Also, for the fiscal year ended June 30, 2000, CBES had no pre-tax income.

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

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings and loan associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of March 2000 and April 1991, respectively. The most recent OTS examination resulted in the Bank entering into the Supervisory Agreement. See "Description of Business- -Supervisory Agreement" herein. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves, as occurred with the recent OTS examination.

     All savings associations are subject to a semi-annual assessment, based upon the savings and loan association's total assets. The Bank's OTS assessment for the fiscal year ended June 30, 2000, was approximately $42,000.

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

     OTS regulations limit a thrift institution's loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2000, the Bank's lending limit under this restriction was approximately $2.5 million. See "Description of Business--Supervisory Agreement" herein.

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

Insurance of Deposits

     The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The Bank's accounts are insured by the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the Savings Association Insurance Fund unless effective corrective action is taken.

     Under the Deposit Insurance Funds Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with Savings Association Insurance Fund-assessable deposits which resulted in the Savings Association Insurance Fund achieving its designated reserve ratio. As a result, the FDIC reduced the assessment schedule for Savings Association Insurance Fund members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0.01%. This assessment schedule is the same as that for the Bank Insurance Fund, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, Savings Association Insurance Fund members are charged an assessment of .065% of Savings Association Insurance Fund-assessable deposits to pay interest on the obligations issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. Bank Insurance Fund-assessable deposits have been charged an assessment to help pay interest on the Financing Corporation bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The Deposit Insurance Funds Act also contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Capital Requirements.

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

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     At June 30, 2000, the Bank had tangible capital of $13.6 million, or 7.5% of adjusted total assets, which is approximately $10.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2000, the Bank had core capital equal to $13.6 million, or 7.5% of adjusted total assets, which is $6.4 million above the minimum leverage ratio requirement of 4% as in effect on that date. At that date, the Bank had total risk based capital of $15.3 million (including approximately $13.6 million in core capital and $1.7 million in qualifying supplementary capital) and risk-weighted assets of $134.3 million (with no converted off-balance sheet assets); or total capital of 11.4% of risk-weighted assets. This amount was $4.6 million above the 8% requirement in effect on that date.

Prompt Corrective Regulatory Action

     Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not required to meet and maintain a specific capital level for any capital measure;"adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more, or 3.0% under certain circumstances, and does not meet the definition of "well capitalized"; "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0%, or 3.0% under certain circumstances; "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall face various mandatory and discretionary restrictions on its operations.

     At June 30, 2000, the Bank was categorized as "well capitalized"under the prompt corrective action regulations.

Standards for Safety and Soundness

     The federal banking regulatory agencies have adopted regulatory guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines outline the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of safety and soundness compliance plans.

Capital Distributions

     OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

Qualified Thrift Lender Test

     All savings associations are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a qualified thrift lender shall either convert to a national bank charter or face the following restrictions on its operations. These restrictions are: the association may not make any new investment or engage in activities that would not be permissible for national banks; the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; the association shall be ineligible to obtain new advances from any Federal Home Loan Bank; and the payment of dividends by the association shall be under the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a qualified thrift lender, the company must register as a bank holding company and follow the rules applicable to bank holding companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the test.

     Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At June 30, 2000, the Bank was in compliance with the qualified thrift lender test.

Community Reinvestment Act

     Savings associations are required to follow the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the savings association's record in meeting the credit needs of the community serviced by the savings associations, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, an assessment is required of any savings associations which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received an "outstanding" rating as a result of its most recent examination.

Activities of Associations and Their Subsidiaries

     A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre-approved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Savings Association Insurance Fund. If so, it may require that no Savings Association Insurance Fund member engage in that activity directly.

Transactions with Affiliates

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the Home Owners Loan Act. Generally, Sections 23A and 23B limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of the institution's capital and surplus and place an aggregate limit on all transactions with affiliates to an amount equal to 20% of capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term"covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

     Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations. First, a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings association may not purchase or invest insecurities issued by an affiliate, other than securities of a subsidiary. Third, the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge
Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by those persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to those persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Holding Company Regulation

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over holding companies and their non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     Federal law and regulation generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of the Company from acquiring control of any savings association not a subsidiary of a savings and loan holding company, unless the acquisition is approved by the OTS.

     Until recently, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. Recent legislation, however, restricts unitary saving and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company has certain grandfather rights under this legislation. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owner's Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for the bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners. Loan Act.

     The activities authorized by the Federal Reserve Board as permissible for bank holding companies also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2000, the Bank had $2.3 million (at cost) of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.88% and were 6.55% for fiscal 2000. For the fiscal year ended June 30, 2000, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $148,000, which constitutes a $32,000 increase over the amount of dividends received in fiscal year 1999. No assurance can be given that such dividends will continue in the future at such levels.

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

     The percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of June 30, 2000, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $65,000.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000, the Bank's excess for tax purposes totaled approximately $1,700,000.

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

Employees
---------

     At June 30, 2000, the Bank had a total of 72 full-time and 9 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

Executive Officers of the Bank and the Company Who Are Not Directors
--------------------------------------------------------------------

     Margaret E. Teegarden. Ms. Teegarden, age 51, is the Manager of the Bank's Savings Department, responsible for managing the Bank's savings department. Ms. Teegarden joined the Bank in 1978.

     James V. Alderson. Mr. Alderson, age 54, has served as the Manager of the Consumer Loan Department since June 1994, responsible for supervision of the Bank's consumer lending operations. Mr. Alderson has been with the Bank since 1990 and served as a loan officer until June 1994.

     Robert F. Kirk. Mr. Kirk, age 53, has served as the Chief Financial Officer and Manager of the Bank's Accounting Department since July 1, 1999. He is responsible for the supervision of the Accounting Department and reporting to regulatory authorities. He is also responsible for overseeing the Bank's asset/liability management program. Previously Mr. Kirk served as the Controller of the Bank. Mr. Kirk joined the Bank in 1996.

Item 2.   Description of Property
---------------------------------

          The Bank conducts its business through its main office, located in Excelsior Springs, Missouri and two branch offices, one located in Kearney, Missouri and the other in Liberty, Missouri. The Bank's Liberty branch office is leased. The following table sets forth information relating to the Bank's offices as of June 30, 2000. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2000 was approximately $2.6 million.

                                                    Total
                                                 Approximate
                                        Date       Square      Net Book Value at
Location                              Acquired     Footage       June 30, 2000
--------                              --------    --------       -------------
                                                                 (In thousands)
Main Office:                             1983       10,000             $1,163
1001 North Jesse James Road
Excelsior Springs, Missouri  64024

Branch Offices:                          1998        2,725              1,053
601 N. Country
Kearney, Missouri  64020

913 Liberty Drive                       Leased       7,150                367
Liberty, Missouri 64020              (Expires March
                                         2003)

     Community Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company.

Item 3.   Legal Proceedings
---------------------------

          The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations on a consolidated basis. For a discussion of the Supervisory Agreement entered into by the Bank, see "Item 1. Description of Business-- Supervisory Agreement" herein.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Stock and Related Security Holder
------------------------------------------------------------------------------
Matters
-------

     Page 42 of the attached 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

          Pages 5 to 15 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

Item 7.   Financial Statements
------------------------------

          Pages 16 to 41 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

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

                                   PART III
                                   --------

Item 9.   Directors and Executive Officers of the Registrant
------------------------------------------------------------

          Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 26, 2000.

Item 10.  Executive Compensation
--------------------------------

          Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 26, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 26, 2000.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

          Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 26, 2000.

Item 13.  Exhibits List and Reports on Form 8-K
------------------------------------------------

          (a) (1)  Financial Statements:
          -----------------------------

          The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 2000, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.
                                                                      Page in
                                                                       Annual
Annual Report Section                                                  Report
---------------------                                                  ------


Report of Independent Auditors........................................   16

Consolidated Balance Sheets at June 30, 2000 and 1999.................   17

Consolidated Statements of Earnings for the Years ended June 30,
  2000, 1999 and 1998.................................................   18

Consolidated Statements of Stockholders' Equity for the Years ended
  June 30, 2000, 1999 and 1998........................................   19

Consolidated Statements of Cash Flows for the Years ended June 30,
  2000, 1999 and 1998.................................................   20

Notes to Consolidated Financial Statements............................   22


     (a)(2)  Financial Statement Schedules - All financial statement schedules
             -----------------------------
have been omitted as the information is either inapplicable or not required under the related instructions.

     (a)(3)  Exhibits - The following exhibits are either filed or attached as
             --------
part of this report or are incorporated herein by reference.

                                                                 Reference to
 Regulation                                                     Prior Filing or
 S-B Exhibit                                                    Exhibit Number
   Number                         Document                      Attached Hereto
------------   ----------------------------------------         ---------------

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

      4        Instruments defining the rights of                      *
               security holders, including indentures

      9        Voting trust agreement                                None

    10.1       Proposed Stock Option and Incentive Plan                *

    10.2       Proposed Recognition and Retention Plan                 *

    10.3       Employment Agreement with Larry E.                      *
               Hermreck, Daryl R. Goettling, Margaret E.
               Teegarden and Dennis D. Hartman.

    10.4       Employee Stock Ownership Plan                           *

    10.5       Director Emeritus Agreements                            *

    10.6       Salary Continuation Agreement                           *

    10.7       Severance Agreements with Larry Hermreck,              **
               Deryl R. Goettling, Margaret E. Teegarden and
               Dennis D. Hartman

                                                                 Reference to
 Regulation                                                     Prior Filing or
 S-B Exhibit                                                    Exhibit Number
   Number                         Document                      Attached Hereto
------------   ----------------------------------------         ---------------

     11        Statement re: computation of per share earnings       None

     12        Statement re: computation or ratios               Not required

     13        Annual Report to Security Holders                      13

     16        Letter re: change in certifying accountant            None

     18        Letter re: change in accounting principles            None

     21        Subsidiaries of Registrant                             21

     22        Published report regarding matters                    None
               submitted to vote of security holders

     23        Consent of experts and counsel                         23

     24        Power of Attorney                                 Not Required

     27        Financial Data Schedule                                27

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

     **Filed on September 28, 1999 as exhibits to the Registrants' Annual Report on Form 10-KSB for the year ended June 30, 1999. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

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

                                  CBES BANCORP, INC.


Date: September 27, 2000          By: /s/ Dennis D. Hartman
                                      ----------------------------------------
                                      Dennis D. Hartman, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Dennis D. Hartman                 By: /s/ Cecil E. Lamb
    ----------------------------------       ---------------------------------
    Dennis D. Hartman, Chief Executive        Cecil E. Lamb, Director
     Officer and Chairman of the Board
    (Principal Executive Officer)


Date: September 27, 2000                 Date: September 27, 2000


By: /s/ Robert F. Kirk                     By:
    -------------------------------           ________________________________
    Robert F. Kirk, Chief Financial           Robert McCrorey, Director
     Officer
    (Principal Accounting and
    Financial Officer)

Date: September 27, 2000                 Date: September __, 2000


By: /s/ Richard Cox                      By: /s/ Rodney Rounkles
    --------------------------------         ---------------------------------
    Richard Cox, Director                    Rodney Rounkles, Director

Date: September 27, 2000                 Date: September 27, 2000


By: /s/ Robert L. Lalumodier
    -------------------------------
    Robert L. Lalumondier, Director

Date: September 27, 2000

                               Index to Exhibits


Exhibit 13        2000 Annual Report to Stockholders
Exhibit 21        Subsidiaries of the Registrant
Exhibit 23        Consent of Experts and Counsel
Exhibit 27        Financial Data Schedule