Form 10QSB
period 2000-09-30
CBES BANCORP INC
filed 2000-11-20
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______ to

                         Commission file number 0-21163
                                                -------

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

                                Not Applicable
                             --------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

              Class                        Outstanding at November 10, 2000
    ---------------------------            --------------------------------
    Common stock, .01 par value                         869,864

                       CBES BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents


PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

          Consolidated Statements of Financial Condition at September 30,
           2000 (unaudited) and June 30, 2000..................................1

          Consolidated Statements of Earnings for the three months
           ended September 30, 2000 and 1999 (unaudited).......................2

          Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2000 (unaudited).........................3

          Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999 (unaudited).......................4

          Notes to Consolidated Financial Statements (unaudited)...............5

          Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................6

PART II - OTHER INFORMATION ..................................................10

SIGNATURES ...................................................................11

                       CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                      September 30, 2000 and June 30, 2000

                                                                                     September 30         June 30
                   Assets                                                                2000               2000
                                                                                      (unaudited)
Cash                                                                                    1,044,510         1,152,781
Interest-bearing deposits in other financial institutions                              10,487,609         6,089,264
Investment securities held-to-maturity                                                     84,000           186,805
Mortgage-backed securities held-to-maturity (estimated fair value
    of $36,000 and $39,000 respectively)                                                   35,418            39,093
Loans held for sale, net                                                               18,049,598        16,863,181
Loans receivable, net                                                                 138,230,495       146,935,945
Accrued interest receivable:
   Loans receivable                                                                     1,189,406         1,118,559
   Investment securities                                                                      651            78,802
   Mortgage-backed securities                                                                 932             1,006
Real estate owned                                                                         553,384           237,061
Stock in Federal Home Loan Bank (FHLB), at cost                                         2,322,500         2,322,500
Office property and equipment, net                                                      2,485,181         2,583,130
Income taxes receivable                                                                   139,593                 -
Deferred income tax benefit                                                             1,041,130           834,000
Cash surrender value of life insurance and other assets                                 2,393,048         2,397,469
                                                                                    -------------     -------------
             Total Assets                                                           $ 178,057,455     $ 180,839,596
                                                                                    =============     =============
          Liabilities & Stockholders' Equity

Liabilities:
    Deposits                                                                        $ 133,286,697     $ 135,630,763
    FHLB advances                                                                      26,750,000        26,750,000
    Accrued expenses and other liabilities                                                684,989           888,846
    Accrued interest payable on deposits                                                  167,277           255,971
    Advance payments by borrowers for property taxes and insurance                      1,829,364         1,444,288
    Income taxes payable                                                                        -           116,246
                                                                                    -------------     -------------
                  Total Liabilities:                                                  162,718,327       165,086,114
                                                                                    =============     =============
Stockholders' Equity:
   Preferred stock, $.01 par, 500,000 shares authorized, none issued or outstanding
                                                                                                -                 -
   Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
      shares issued                                                                        10,319            10,319
    Additional paid-in capital                                                         10,023,858        10,020,540
    Retained earnings, substantially restricted                                         8,799,686         9,244,208
    Treasury stock, 161,987 and 158,579 shares at cost, respectively                   (3,063,972)       (3,009,175)
    Unearned employee benefits                                                           (430,763)         (512,410)
                                                                                    -------------     -------------
            Total stockholders' equity                                                 15,399,128        15,753,482
                                                                                    -------------     -------------
              Total liabilities and stockholders' equity                            $ 178,057,455     $ 180,839,596
                                                                                    =============     =============

 See accompanying notes to unaudited consolidated financial statements

                       CBES BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                                           Three Months Ended
                                                                              September 30
                                                                     ---------------------------
                                                                         2000           1999
                                                                     ------------   ------------
Interest income:
   Loans receivable                                                     3,477,749      3,028,867
   Interest bearing deposits and other                                    121,634         80,186
   Mortgage-backed securities                                                 689          1,015
   Investment securities                                                    2,799              8
                                                                     ------------   ------------
     Total interest income                                              3,602,871      3,110,076
                                                                     ------------   ------------
Interest expense:
   Deposits                                                             1,804,141      1,168,505
   FHLB Advances                                                          467,659        444,393
                                                                     ------------   ------------
        Total interest expense                                          2,271,800      1,612,898
                                                                     ------------   ------------

Net interest income                                                     1,331,071      1,497,178

Provision for loan losses                                                 567,869         38,290
                                                                     ------------   ------------
     Net interest income after
        provision for loan losses                                         763,202      1,458,888
                                                                     ------------   ------------
Non-interest income:
   Gain on sale of loans, net                                              56,553        137,342
   Customer service charges                                                76,655         71,499
   Loan servicing fees, net of amortization                                 7,106        (17,792)
   Other                                                                   45,022         29,485
                                                                     ------------   ------------
     Total non-interest income                                            185,336        220,534
                                                                     ------------   ------------
 Non-interest expense:
   Compensation and benefits                                              633,223        706,918
   Office property and equipment
                                                                          208,782        216,865
   Data processing                                                         58,821         61,385
   Federal insurance premiums
                                                                            6,847         14,790
   Advertising                                                             15,883         33,624
   Real estate owned and repossessed assets                                81,085          2,578
   Other                                                                  570,236        250,492
                                                                     ------------   ------------
     Total non-interest expense                                         1,574,877      1,286,652
                                                                     ------------   ------------
     Earnings (loss) before income taxes                                 (626,339)       392,770

Income taxes                                                             (247,968)       144,338
                                                                     ------------   ------------
          Net earnings (loss)                                            (378,371)       248,432
                                                                     ============   ============

Earnings (loss) per share-basic (loss)                               $      (0.45)           .28
                                                                     ============   ============

Earnings (loss) per share-diluted (loss)                             $      (0.45)           .28
                                                                     ============   ============

Basic and diluted weighted average shares                                 836,868        873,140
                                                                     ============   ============

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                  For the three months ended September 30, 2000
                                   (Unaudited)

                                                        Additional                                       Unearned        Total
                                Issued       Common       paid-in         Retained        Treasury         employee    stockholders'
                                shares       stock        capital         earnings         stock           benefits       equity
                                ------       -----        -------         --------         -----           --------       ------
Balance at June 30, 2000       1,031,851     $ 10,319    10,020,540       9,244,208      (3,009,175)        (512,410)    15,753,482

Net earnings (loss)                    -            -             -        (378,371)              -                -       (378,371)

Dividends                              -            -             -         (66,151)              -                -        (66,151)
 ($.08 per share payable
    October 25, 2000)

Amortization of RRP shares             -            -             -               -               -           (1,650)        (1,650)

Forfeiture of RRP shares               -            -             -               -         (54,797)          54,797

Allocation of ESOP shares              -            -         3,318               -               -           28,500         31,818
                              ----------     --------   -----------      ----------      ----------        ---------    -----------
Balance at
September 30, 2000             1,031,851     $ 10,319    10,023,858       8,799,686      (3,063,972)        (430,763)    15,339,128
                              ==========     ========   ===========      ==========      ==========        =========    ===========

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                                 2000                 1999
                                                                            ---------------      ---------------
Cash flows from operating activities:
  Net earnings (loss)                                                       $      (378,371)             248,432
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Provision for loan losses                                                    567,869               38,290
       Depreciation                                                                 109,661            96,338.00
       Amortization of RRP                                                           (1,650)              35,510
       Allocation of ESOP shares                                                     31,818               42,665
       Proceeds from sale of loans held for sale                                  5,765,167            7,176,483
       Origination of loans held for sale                                        (6,895,031)         (11,950,439)
       Gain on sale of loans, net                                                   (56,553)            (137,342)
       Loss on sale of real estate owned                                             65,392                    -
       Premium amortization and accretion of discounts and
          deferred loan fees, net                                                  (159,974)            (173,045)
       Deferred income taxes                                                       (207,130)
  Changes in assets and liabilities:
        Accrued interest receivable                                                   7,378             (117,901)
        Other assets                                                                  4,421              531,915
        Accrued expenses and other liabilities                                     (153,474)            (896,333)
        Accrued interest payable on deposits                                        (88,694)              (6,401)
        Current income taxes payable                                               (255,839)             144,339
                                                                            ---------------      ---------------
          Net cash (used in) operating activities                                (1,645,010)          (4,967,489)
                                                                            ---------------      ---------------
Cash flows from investing activities:
  Net decrease (increase) in loans receivable                               $     7,913,645           (3,791,390)
  Proceeds from sale of real estate owned                                             1,000                    -
  Mortgage-backed securities principal repayments                                     3,675                5,141
  Proceeds from maturing investment                                                 104,000                2,000
  Purchase of office property equipment                                             (11,712)            (121,847)
  Purchase of securities                                                                  -              (97,779)
                                                                            ---------------      ---------------
        Net cash provided by (used in) investing activities                       8,010,608           (4,003,875)
                                                                            ---------------      ---------------
Cash flows from financing activities:
  Decrease in deposits                                                      $    (2,344,066)            (788,813)
  Proceeds from FHLB advances                                                    51,800,000           13,000,000
  Repayments of FHLB advances                                                   (51,800,000)          (5,000,000)
  Increase in advance payments by borrowers for property taxes
   and insurance                                                                    385,076              302,569
  Dividends paid                                                                   (116,534)            (155,902)
                                                                            ---------------      ---------------
      Net cash (used in) provided by financing activities                        (2,075,524)           7,357,854
                                                                            ---------------      ---------------
      Net increase in cash and cash equivalents                                   4,290,074           (1,613,510)

Cash and cash equivalents at the beginning of the period                          7,242,045            7,784,760
                                                                            ---------------      ---------------
Cash and cash equivalents at the end of the period                               11,532,119            6,171,250
                                                                            ---------------      ---------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                               $       225,000                    -
                                                                            ===============      ===============

 Cash paid during the period for interest                                   $     1,892,835            1,619,299
                                                                            ===============      ===============
Supplemental schedule of noncash activities:
 Conversion of loans to real estate owned                                    $      383,897               35,990
                                                                            ===============      ===============
 Conversion of real estate owned to loans                                    $            -               28,183
                                                                            ===============      ===============

See accompanying notes to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000


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

(2)    Basis of Preparation
       --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 2000 has been derived from the audited balance sheet as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at September 30, 2000 to the financial condition at June 30, 2000, its fiscal year-end, and the results of operations for the three months ended September 30, 2000 with the same period in 1999. This discussion should be read in conjunction with the interim financial statements and notes, which are included herein. This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

Financial Condition
-------------------

Total assets decreased $2.8 million, or 1.5%, to $178.1 at September 30, 2000 from $180.8 million at June 30, 2000. This was primarily due to a decrease in net loans receivable of $8.7 million, offset by an increase in interest-bearing deposits of $4.4 million.

Net loans receivable decreased by $8.7 million, or 5.9%, to $138.2 million at September 30, 2000 from $146.9 million at June 30, 2000 primarily due to decreases in one-to-four family loans of $1.9 million, construction loans of $5.1 million, multi-family loans of $0.6 million, land loans of $0.4 and consumer loans of $0.5 million. At September 30, 2000 the Bank had fixed rate loans held for sale of $1.0 million that are contracted to be sold in the secondary market. At September 30, 2000 the Bank also had adjustable rate loans held for sale of $17.0 million, which had not yet been contracted to be sold to investors. On October 11, 2000 the Bank sold $9.9 million in adjustable rate arms held for sale.

Deposits decreased $2.3 million, or 1.7%, to $133.3 million at September 30, 2000 from $135.6 million at June 30, 2000. The decrease in deposits is primarily due to a decrease of $2.2 million in brokered deposits. FHLB advances remained $26.8 million at September 30, 2000 and June 30, 2000. These advances range in terms from one to ten years, and approximately one-third are callable advances.

Comparison of Operating Results for the Three Months Ended September 30, 2000
-----------------------------------------------------------------------------
and 1999
--------

Performance Summary. For the three months ended September 30, 2000, the Company had a net loss of $378,000 compared to net earnings of $248,000 for the three months ended September 30, 1999. The most significant items causing the decrease in earnings were a decrease in net interest income of $166,000, an increase in the provision for loan loss of $530,000, a decrease in non-interest income of $35,000, and an increase in non-interest expense of $288,000, offset by a decrease in income taxes of $392,000.

Interest Income. For the three months ended September 30, 2000, net interest income decreased $166,000, or 11.1%, to $1.3 million from $1.5 million for the three months ended September 30, 1999. The decrease reflected an increase of $659,000 in interest expense, to $2.3 million from $1.6 million, partially offset by an increase of $493,000 in interest income to $3.6 million from $3.1 million. Loans on non-accrual status significantly effected the interest income recorded in the three months ended September 30, 2000. In the three months ended September 30, 2000 there was a substantial increase in loans on non-accrual status. As a result, interest which would have otherwise been recorded, aggregating approximately $146,000, was not recognized during the current quarter, compared to $17,000 that was not recorded during the three months ended September 30, 1999. The increase in interest income was primarily due to an increase in the average balance of net loans receivable, and interest bearing deposits in other financial institutions. The increase in interest expense was primarily due to an increase in the average balances of certificates of deposit and an increase in interest rates.

Provision for Loan Losses. During the three months ended September 30, 2000, the Bank recorded a $568,000 provision for loan losses, compared to a provision of $38,000 for the three months ended September 30, 1999. Of the $568,000 provision for loan loss, $308,000 was primarily attributable to an increase in the Bank's classified assets of $4.3 million from $14.2 million at June 30, 2000 to $18.5 million at September 30, 2000. The $18.5 million in classified assets consisted of single family construction loans of $10.3 million, two-to-four family construction loans of $2.2 million, multi-family construction loans of $2.2 million, single family permanent loans of $2.3 million, two-to-four family permanent loans of $0.2 million, land loans of $0.1 million, land development loans of $0.1 million, consumer loans of $0.2 million, permanent commercial real estate loans of 0.3 million, commercial loans of $0.1 million and other real estate owned of $0.5 million. In addition, $230,000 of the $568,000 provision for loan loss was primarily attributable to an increase in general reserves for consumer loans.

The Bank's methodology for determining general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. Those percentages are based upon management's estimate of the exposure to loss in the various categories. The reserve factors are subject to change from time to time based on management's assessment of the relative credit risk within the portfolio. During the three month period ended September 30, 2000, management determined to increase certain of the factors based upon a more conservative analysis of the risks inherent in the portfolio. Percentages generally range from 0.05% for single family residential loans to 6.00% for some consumer loans; higher percentages may be applied to problem loans. Management continually reviews specifically identified problem, or potential problem loans. On a case by case basis, where considered necessary, specific reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans delinquent more than 90 days and classified assets. In addition, pursuant to the Bank's methodology, the reserve is replenished for net charge-offs, which are charged against the reserve. Pursuant to the supervisory agreement, the Bank may not reduce the allowance for loan losses without prior notice of no objection from the Office of Thrift Supervision.

In accordance with the supervisory agreement, the Bank has been examining a significant portion of its higher risk mortgage loans, including its construction, land, and commercial real estate loans. As of September 30, 2000, a majority of such loans have been reviewed, and approximately $12 million of such loans remain to be reviewed. The Bank expects to complete this review process prior to December 31, 2000. In establishing its loan loss reserves, the Bank has taken into consideration the risk that a percentage of such higher risk mortgage loans left to review might be classified. Depending upon the actual results of the Bank's review of the remainder of its high risk portfolio, the Bank may determine that upward or downward adjustments to the Bank's allowance for loan losses are appropriate. In addition, the Bank has performed an initial review of its consumer loan portfolio and will be undertaking a more comprehensive review of this portfolio in the immediate future. Based on the results of its initial review, the Bank, as indicated above, determined to increase certain of the reserve factors applicable to portions of its consumer loan portfolio. The Bank will determine whether any further adjustments are appropriate based upon its more complete analysis of the consumer loan portfolio.

As a result of the provision for loan losses during the quarter, at September 30, 2000, the Bank had a total allowance for loan losses of $3.5 million, representing 24.6% of total non-performing assets and 2.2% of the Bank's loans receivable, net. The amount of net loans charged off was $30,000 during the three months ended September 30, 2000 compared to $38,000 for the three months ended September 30, 1999.

Management will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods

Non-Interest Income. For the three months ended September 30, 2000, non-interest income decreased $35,000 to $185,000 from $220,000 for the prior year period primarily due to a decrease in gain on the sale of loans of $81,000, offset by increases in customer service charges of $5,000, loan servicing fees of $25,000, and other non-interest income of $16,000. The decrease in the gain on sale of loans was primarily due to a decrease in loan sales to $5.7 million for the three months ended September 30, 2000 from loan sales of $7.0 million for the three months ended September 30, 1999.

Non-Interest Expense. Non-interest expense increased by $288,000 to $1.6 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999. Of this increase, $320,000 was due to other non-interest expense, primarily due to the write off of $320,000 on one depositor in possible bad check losses. The Bank is trying to recover all or part of that amount, but because of uncertainty over the likelihood of recovery, has expensed the entire amount. Real estate owned expense increased primarily due to the provision for losses on specific parcels of $50,000 and the loss on sale of repossessed assets of $23,000. The increases are offset by a decrease in compensation expense, due to a decrease in the number of employees, a decrease in the ESOP plan expense of $8,000 and a decrease in the Recognition and Retention plan expense of $32,000, decreases in advertising of $18,000, data processing expense of $3,000, federal insurance premiums of $8,000 and office property and equipment expense of $8,000.

Non-performing Assets
---------------------

On September 30, 2000, nonperforming assets were $14.1 million compared to $8.8 million on June 30, 2000. The balance of the Bank's allowance for loan losses was $3.5 million at September 30, 2000 or 24.6% of nonperforming assets compared to $2.9 at June 30, 2000 or 33.3% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The $5.3 million increase in nonperforming assets, from June 30, 2000 to September 30, 2000, was primarily due to an increase in one-to-four family non-accruing construction loans of $4.0 million, and an increase in one-to-four family non-accruing loans of $923,000, an increase in non-accruing consumer loans of $119,000, and an increase in foreclosed assets of $380,000, offset by a decrease in non-accruing land loans of $95,000.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 2000:

                                    Actual         Required          Excess
                                amount/percent   amount/percent   amount/percent
                                --------------   --------------   --------------
                                             (Dollars in thousands)
      FIRREA REQUIREMENTS
      -------------------
       Tangible capital          $13,293  7.47%    2,670   1.50%  10,623   5.97%
       Core leverage capital     $13,293  7.47%    7,121   4.00%   6,172   3.47%
       Risk-based capital        $14,927 11.58%   10,316   8.00%   4,611   3.58%

Liquidity
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, and deposits in other insured institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at September 30, 2000 and June 30, 2000 were 4.79% and 6.22%, respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at September 30, 2000 and 1999 were $11.5 million and $7.2 million respectively.

Cash flows from operating activities. Net cash used in operating activities was $1.6 million during the three months ended September 30, 2000 compared to $5.0 million during the same period in 1999. The change was primarily due to a decrease in the origination of loans held for sale of $5.1 million, offset by a decrease in the proceeds from the sale of loans of $1.4.million, and a decrease in accrued expenses and other liabilities of $743,000.

Cash flows from investing activities. Net cash of $8.0 million was provided by investing activities for the three months ended September 30, 2000 compared to net cash used in investing activities of $4.0 million for the three months ended September 30, 1999. The decrease in cash used was primarily due to an decrease in loans receivable of $7.9 million during the three months ended September 30, 2000 compared to a $3.8 million increase during the same period in 1999.

Cash flows from financing activities. Net cash used in financing activities was $2.1 million for the three months ended September 30, 2000 compared to net cash provided by financing activities of $7.4 million during the same period in 1999. The decrease in cash flows from financing activities is primarily due to an increase in repayments of FHLB advances of $51.8 million for the three months ended September 30, 2000 versus an increase of $5.0 million for the same period in 1999, and a decrease in deposits of $2.3 million for the three months ended September 30, 2000 versus a decrease of $800,000 for the same period in 1999, and an increase in the proceeds from FHLB advances of $51.8 million for the three months ended September 30, 2000 versus an increase of $13.0 million for the same period in 1999.

Supervisory Agreement

On August 4, 2000 the Bank entered into a Supervisory Agreement with the OTS. By signing the Supervisory Agreement, the Bank has agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provides that the Bank shall take necessary and appropriate actions to achieve compliance with various OTS regulations related to lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provides that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement requires the Bank to establish adequate allowances for loan losses, consistent with generally accepted accounting principles, and not reduce the balance for the allowance for loan losses without prior notice of no objection from the OTS. The Supervisory Agreement also provides that the Bank refrain from making any new loan commitments with the new builders or subdivision developments without prior OTS approval. The Bank is also prohibited from increasing the number of loans to current builders or subdivision developments without prior OTS approval.

In addition, the Supervisory Agreement provides that the Board of Directors of the Bank must develop or revise its written policies and procedures relating to real estate appraisals, loan underwriting and credit administration, lending limits and related matters. The Supervisory Agreement also provides that the Bank revise its internal audit procedures, shall update its contingency disaster recovery plan, shall establish and implement certain budgetary procedures and shall revise its bonus program. The Supervisory Agreement also provides that the Bank shall refrain from making capital distributions without OTS approval. The Company relies in part upon dividends from the Bank to satisfy its cash needs.

The Supervisory Agreement is considered a formal written agreement with the OTS. Failure to comply with the Supervisory Agreement can lead to further enforcement actions by the OTS. The Bank believes that it can comply with the Supervisory Agreement and is currently taking the necessary steps to do so. Compliance with the Supervisory Agreement is not expected to have a materially adverse impact on the operations or the financial condition of the Bank. However, the restrictions imposed in the Bank's construction and commercial real estate lending activities may cause a significant decrease in the Bank's activities in these areas. The Supervisory Agreement will remain in effect until terminated by the OTS.

Impact of Recently Adopted Accounting Standards

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 was issued in June 1999 and delayed the effective date of SFAS No. 133 until June 15, 2000. Effective July 1, 2000 the Company adopted SFAS No. 133. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The holding company and the Bank are not involved in any pending legal proceedings incident to the business of the holding company and the Bank, which involve amounts in the aggregate which management believes are material to the financial condition and results of operation. For a discussion of the Supervisory Agreement entered into by the Bank, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Supervisory Agreement."

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


                                         CBES Bancorp, Inc. and Subsidiaries
                                       ---------------------------------------
                                                    (Registrant)

                                  Date:           November  17, 2000
                                       -----------------------------------------
                                  By:  /s/ Dennis D. Hartman
                                      ------------------------------------------
                                      Dennis D. Hartman, Chief Executive Officer
                                        and Secretary (Duly Authorized Officer)


                                  Date            November 17, 2000
                                       -----------------------------------------

                                  By: /s/ Robert F. Kirk
                                     -------------------------------------------
                                       Robert F. Kirk, Chief Financial Officer
                                       (Principal Financial Officer)