Form 10QSB
period 2000-12-31
CBES BANCORP INC
filed 2001-02-13
CIK 1017308

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission file number 0-21163
                                               -------


                              CBES BANCORP, INC.
                              ------------------
       (Exact name of small business issuer as specified in its charter)


                           Delaware            43-1753244
  ----------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)
                       (IRS Employer Identification No.)


             1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
             -----------------------------------------------------
                   (Address of principal executive offices)

                                (816 630-6711)
                                --------------
                          (Issuer's telephone number)

                                Not Applicable
                        -------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

             Class                          Outstanding at January 31, 2001
  ---------------------------               -------------------------------

  Common stock, .01 par value                            869,864

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               Table of Contents

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

           Consolidated Statements of Financial Condition at December 31,
           2000 (unaudited) and June 30, 2000......................................................  1

           Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and 1999 (unaudited)..........................................  2

           Consolidated Statements of Stockholders' Equity for the six months ended December 31, 2000 (unaudited)...................................................  3

           Consolidated Statements of Cash Flows for the six months ended
             December 31, 2000 and 1999 (unaudited)................................................  4

           Notes to Consolidated Financial Statements (unaudited)..................................  5

        Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................  6

PART II - OTHER INFORMATION........................................................................ 12

SIGNATURES......................................................................................... 13

                      CBES BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                                  (Unaudited)
                      December 31, 2000 and June 30, 2000

                                                                           December 31           June 30
                       Assets                                                  2000                2000
Cash                                                                      $  1,176,306        $  1,152,781
Interest-bearing deposits in other financial institutions                   12,187,475           6,089,264
                                                                          ------------        ------------
  Cash and cash equivalents                                                 13,363,781           7,242,045
Investment securities held-to-maturity (estimated fair value
    of $84,000 and $187,000 respectively)                                       84,000             186,805
Mortgage-backed securities held-to-maturity (estimated fair value
    of $32,000 and $39,000 respectively)                                        31,748              39,093
Loans held for sale, net                                                       511,517          16,863,181
Loans receivable, net                                                      136,797,657         146,935,945
Accrued interest receivable:
   Loans receivable                                                          1,146,974           1,118,559
   Investment securities                                                         3,654              78,802
   Mortgage-backed securities                                                      859               1,006
Real estate owned                                                              355,645             237,061
Stock in Federal Home Loan Bank (FHLB), at cost                              2,322,500           2,322,500
Office property and equipment, net                                           2,393,754           2,583,130
Income taxes receivable                                                         69,377                   -
Deferred income tax asset                                                    1,241,330             834,000
Cash surrender value of life insurance and other assets                      2,733,354           2,397,469
                                                                          ------------        ------------
             Total assets                                                 $161,056,150        $180,839,596
                                                                          ============        ============

          Liabilities & Stockholders' Equity

Liabilities:
    Deposits                                                              $133,649,011        $135,630,763
    FHLB advances                                                           10,150,000          26,750,000
    Accrued expenses and other liabilities                                     593,989             888,846
    Accrued interest payable on deposits                                       220,010             255,971
    Advance payments by borrowers for property taxes and insurance           1,319,526           1,444,288
    Income taxes payable                                                             -             116,246
                                                                          ------------        ------------
            Total liabilities                                              145,932,536         165,086,114
                                                                          ============        ============

Stockholders' Equity:
   Preferred stock, $.01 par, 500,000 shares authorized, none issued
      or outstanding                                                                 -                   -
   Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
      shares issued                                                             10,319              10,319
    Additional paid-in capital                                              10,023,347          10,020,540
    Retained earnings, substantially restricted                              8,541,850           9,244,208
    Treasury stock, 161,987 and 158,789 shares at cost, respectively        (3,063,972)         (3,009,175)
    Unearned employee benefits                                                (387,930)           (512,410)
                                                                          ------------        ------------
            Total stockholders' equity                                      15,123,614          15,753,482
                                                                          ------------        ------------
            Total liabilities and stockholders' equity                    $161,056,150        $180,839,596
                                                                          ============        ============

See accompanying notes to unaudited consolidated financial statements

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                          December 31                  December 31
                                                      2000          1999            2000         1999
                                                   ----------    ---------       ---------    ---------
Interest income:
    Loans receivable                               $3,090,678    3,245,687       6,568,428    6,274,554
    Mortgage-backed securities                            613          928           1,303        1,943
    Investment securities                               3,003           32           5,802           40
    Other                                             218,405       90,756         340,038      170,942
                                                   ----------    ---------       ---------    ---------
         Total interest income                      3,312,699    3,337,403       6,915,571    6,447,479
                                                   ----------    ---------       ---------    ---------

 Interest expense:
    Deposits                                        1,947,254    1,172,509       3,751,395    2,341,014
    FHLB Advances                                     183,444      592,472         651,103    1,037,135
                                                   ----------    ---------       ---------    ---------
         Total interest expense                     2,130,698    1,765,251       4,402,498    3,378,149
                                                   ----------    ---------       ---------    ---------

 Net interest income                                1,182,001    1,572,152       2,513,073    3,069,330

 Provision for loan losses                            594,780       28,014       1,162,649       66,304
                                                   ----------    ---------       ---------    ---------
      Net interest income after
         provision for loan losses                    587,221    1,544,138       1,350,424    3,003,026
                                                   ----------    ---------       ---------    ---------

 Non-interest income:
    Gain on sale of loans, net                        174,752      133,931         231,306      271,273
    Customer service charges                           71,079       81,470         147,735      152,969
    Loan servicing fees                                 6,831       63,973          13,937       46,181
    Other                                              41,838       50,388          86,858       79,873
                                                   ----------    ---------       ---------    ---------
      Total non-interest income                       294,500      329,762         479,836      550,296
                                                   ----------    ---------       ---------    ---------

  Non-interest expense:
    Compensation and benefits                         619,829      742,715       1,253,052    1,449,633
    Office property and equipment                     214,023      211,445         422,805      428,310
    Data processing                                    56,965       47,095         115,786      108,480
    Federal insurance premiums                          6,989       15,579          13,836       30,369
    Advertising                                        14,004       56,456          29,887       90,080
    Real estate owned and repossessed assets           96,851       22,350         177,936       24,928
    Other                                             193,873      266,085         764,109      516,577
                                                   ----------    ---------       ---------    ---------
      Total non-interest expense                    1,202,534    1,361,725       2,777,411    2,648,377
                                                   ----------    ---------       ---------    ---------

      Earnings (loss) before income taxes            (320,813)     512,175        (947,151)     904,945

 Income tax expense (benefit)                        (129,985)     190,307        (377,952)     334,645
                                                   ----------    ---------       ---------    ---------
           Net earnings (loss)                     $ (190,828)     321,868        (569,199)     570,300
                                                   ==========    =========       =========    =========

 Earnings (loss) per share-basic and diluted            (0.23)        0.37           (0.68)       0 .65
                                                   ==========    =========       =========    =========


 Basic and diluted weighted average shares            837,102      871,196         838,184      870,954
                                                   ==========    =========       =========    =========

See accompanying notes to unaudited consolidated financial statements

                      CBES BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                  For the six months ended December 31, 2000
                                  (Unaudited)


                                                       Additional                           Unearned       Total
                                   Issued     Common    paid-in     Retained    Treasury    employee   stockholders'
                                   shares     stock     capital     earnings      stock     benefits       equity
                                  ---------  --------  ----------  ----------  -----------  ---------  --------------
Balance at June 30, 2000          1,031,851   $10,319  10,020,540  9,244,208   (3,009,175)  (512,410)     15,753,482

Net earnings (loss)                       -         -           -   (569,199)           -          -        (569,199)

Dividends                                 -         -           -   (133,159)           -          -        (133,159)
 (including $.08 per share
    payable January 23, 2001)

Amortization of RRP shares                -         -           -          -            -     19,463          19,463

Forfeiture of RRP shares                  -         -           -          -      (54,797)    54,797               -

Allocation of ESOP shares                 -         -       2,807          -            -     50,220          53,027
                                  ---------  --------  ----------  ---------   ----------   --------      ----------
Balance at
December 31, 2000                 1,031,851   $10,319  10,023,347  8,541,850   (3,063,972)  (387,930)     15,123,614
                                  =========  ========  ==========  =========   ==========   ========      ==========

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the six months ended December 31, 2000 and 1999
                                  (Unaudited)

                                                                                  2000             1999
                                                                              ------------      ------------
Cash flows from operating activities:
  Net earnings (loss)                                                          $  (569,199)     $    570,300
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Provision for loan losses                                                 1,162,649            66,304
       Depreciation                                                                207,182           198,808
       Amortization of RRP                                                          19,463            71,019
       Allocation of ESOP shares                                                    53,027            84,494
       Proceeds from sale of loans held for sale                                20,126,330        13,529,455
       Origination of loans held for sale                                       (3,543,360)      (25,596,226)
       Gain on sale of loans, net                                                 (231,306)         (271,273)
       Loss on sale of real estate owned                                           113,625                 -
       Premium amortization and accretion of discounts and
          deferred loan fees, net                                                 (114,159)         (363,759)
       Deferred income taxes                                                      (407,330)         (216,483)
  Changes in assets and liabilities:
        Accrued interest receivable                                                 46,880          (237,085)
        Other assets                                                              (335,885)         (167,940)
        Accrued expenses and other liabilities                                    (245,332)         (126,553)
        Accrued interest payable on deposits                                       (35,961)          (12,436)
        Current income taxes payable                                              (185,623)          401,128
                                                                              ------------      ------------
          Net cash provided by (used in) operating activities                   16,061,001       (12,070,247)
                                                                              ------------      ------------
Cash flows from investing activities:
  Purchase of investment securities                                           $          -           (97,779)
  Proceeds from maturing investment securities                                     104,000             2,000
  Mortgage-backed securities principal repayments                                    7,345             9,686
  Net decrease (increase) in loans receivable                                    8,855,394        (3,294,555)
  Purchase of FHLB stock                                                                 -          (150,000)
  Proceeds from sale of real estate owned                                            1,000                 -
  Purchase of office property equipment                                            (17,806)         (254,042)
                                                                              ------------      ------------
        Net cash provided by (used in) investing activities                      8,949,933      $(3,784,690)
                                                                              ------------      ------------
Cash flows from financing activities:
 (Decrease) increase in deposits                                               $(1,981,752)        4,530,955
  Proceeds from FHLB advances                                                   60,300,000        50,300,000
  Repayments of FHLB advances                                                  (76,900,000)      (34,300,000)
  Increase in advance payments by borrowers for property taxes                                             -
   and insurance                                                                  (124,762)         (546,499)
  Dividends paid                                                                  (182,684)         (303,513)
  Treasury stock purchased                                                               -          (707,796)
                                                                              ------------      ------------
      Net cash (used in) provided by financing activities                      (18,889,198)       18,973,147
                                                                              ------------      ------------

      Net increase in cash and cash equivalents                                  6,121,736         3,118,210

Cash and cash equivalents at the beginning of the period                      $  7,242,045         7,462,778
                                                                              ------------      ------------
Cash and cash equivalents at the end of the period                            $ 13,363,781        10,580,988
                                                                              ============      ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                                            -           150,000
                                                                              ============      ============

 Cash paid during the period for interest                                        4,507,665         3,353,496
                                                                              ============      ============
Supplemental schedule of noncash activities:
 Conversion of loans to real estate owned                                          234,391           201,876
                                                                              ============      ============
 Conversion of real estate owned to loans                                                -            97,179
                                                                              ============      ============

See accompanying notes to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                               December 31, 2000



(1)    Basis of Preparation
       --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The results of operations for the three month and six month periods ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 2000 has been derived from the audited balance sheet as of that date.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at December 31, 2000 to the financial condition at June 30, 2000, its fiscal year-end, and the results of operations for the three month and six month periods ended December 31, 2000 with the similar periods in 1999. This discussion should be read in conjunction with the interim financial statements and notes, which are included herein. This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

Financial Condition
-------------------

Total assets decreased $19.8 million, or 10.9%, to $161.1 million at December 31, 2000 from $180.8 million at June 30, 2000. This was primarily due to a decrease in net loans receivable of $10.1 million, and a decrease in loans held for sale of $16.4 million, partially offset by an increase in interest-bearing deposits of $6.1 million.

Net loans receivable decreased by $10.1 million, or 6.9%, to $136.8 million at December 31, 2000 from $146.9 million at June 30, 2000, and loans held for sale decreased by $16.4 million, or 97.0%, from $16.9 million at June 30, 2000 to $0.5 million at December 31, 2000. The decrease in net loans receivable was primarily due to decreases in construction loans of $9.2 million, multi-family loans of $0.8 million, land loans of $0.7 million and consumer loans of $2.7 million, partially offset by an increase in one-to-four family loans of $3.0 million. The decrease in loans held for sale was primarily due to a sale on October 11, 2000 of $9.9 million of one-to-four family adjustable rate loans and the return to portfolio of $6.7 million of one-to-four family adjustable rate loans. At December 31, 2000 the Bank had fixed rate loans held for sale of $512,000 that are contracted to be sold in the secondary market

Deposits decreased $2.0 million, or 1.5%, to $133.6 million at December 31, 2000 from $135.6 million at June 30, 2000. The decrease in deposits is primarily due to a decrease of $3.6 million in brokered deposits. FHLB advances decreased $16.6 million, or 62.1%, from $26.8 million at June 30, 2000 to $10.2 million at December 31, 2000, primarily from the sale of $9.9 million of one-to-four family adjustable rate loans. The FHLB advances range in terms from three to ten years, of which 88.7% are callable advances.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and
--------------------------------------------------------------------------------
1999
----

Performance Summary. For the three months ended December 31, 2000, the Company had a net loss of $191,000 compared to net earnings of $322,000 for the three months ended December 31, 1999. The most significant items causing the decrease in earnings were a decrease in net interest income of $390,000, an increase in the provision for loan loss of $567,000, and a decrease in non-interest income of $35,000, partially offset by a decrease in non-interest expense of $159,000, and a decrease in income taxes of $320,000.

Net Interest Income. For the three months ended December 31, 2000, net interest income decreased $390,000, or 24.8%, to $1.2 million from $1.6 million for the three months ended December 31, 1999. The decrease resulted from an increase of $365,000 in interest expense to $2.1 million from $1.8 million. Loans on non-accrual status significantly affected the interest income recorded in the three months ended December 31, 2000. In the three months ended December 31, 2000 there was a decrease in loans on non-accrual status. The non-accrual interest which would have otherwise been recorded, aggregating approximately $120,000, was not recognized during the current quarter. The decrease in interest income was also due to a decrease in the average balance of net loans receivable, and FHLB checking. The increase in interest expense was primarily due to an increase in interest rates, offset by a decrease in the average balances of certificates of deposit.

Provision for Loan Losses. During the three months ended December 31, 2000, the Bank recorded a $595,000 provision for loan losses, compared to a provision of $28,000 for the three months ended December 31, 1999. Of the $595,000 provision for loan loss, $501,000 was primarily attributable to an increase in the Bank's classified assets of $3.9 million from $18.5 million at September 30, 2000 to $22.4 million at December 31, 2000 and additional provision related to previously classified assets. The $22.4 million in classified assets consisted of single family construction loans of $12.2 million, two-to-four family construction loans of $3.0 million, multi-family construction loans of $1.6 million, single family permanent loans of $3.1 million, two-to-four family permanent loans of $0.2 million, land loans of $0.7 million, consumer loans of $0.5 million, commercial loans of $0.7 million and other real estate owned of $0.4 million. Included in classified assets at December 31, 2000 are non-accruing loans of $12.3 million. In addition, $94,000 of the $595,000 provision for loan loss was primarily attributable to an increase in general reserves for consumer loans.

The Bank's methodology for determining general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. Those percentages are based upon management's estimate of the risk of loss in the various categories. The reserve factors are subject to change from time to time based on management's assessment of the relative credit risk within the portfolio. Management continually reviews specifically identified problem, or potential problem loans. On a case by case basis, where considered necessary, specific reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans delinquent more than 90 days and classified assets. In addition, pursuant to the Bank's methodology, the reserve is replenished for net charge-offs, which are charged against the reserve. Pursuant to the supervisory agreement entered into with the OTS, the Bank may not reduce the allowance for loan losses without prior notice of no objection from the Office of Thrift Supervision.

In accordance with the supervisory agreement, the Bank has examined a significant portion of its higher risk mortgage loans, including its construction, land, and commercial real estate loans. As of December 31, 2000, these reviews are substantially complete with approximately $3.9 million of such loans remaining to be reviewed. The Bank expects to complete this review process prior to February 28, 2001. In establishing its loan loss reserves, the Bank has taken into consideration the risk that a percentage of such higher risk mortgage loans left to review might be classified. Depending upon the actual results of the Bank's review of the remainder of its higher risk portfolio, the Bank may determine that upward or downward adjustments to the Bank's allowance for loan losses are appropriate.

As a result of the provision for loan losses during the quarter, at December 31, 2000, the Bank had a total allowance for loan losses of $4.0 million, representing 31.4% of total non-performing assets and 2.9% of the Bank's loans receivable, net. The amount of net loans charged off was $75,000 during the three months ended December 31, 2000 compared to $55,000 for the three months ended December 31, 1999.

Management will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods

Non-Interest Income. For the three months ended December 31, 2000, non-interest income decreased $35,000 to $295,000 from $330,000 for the prior year period primarily due to a decrease in loan servicing fees of $57,000, a decrease in customer service charges of $10,000, and a decrease in other non-interest income of $9,000, offset by an increase in gain on sale of loans of $41,000. The increase in the gain on sale of loans was primarily due to an increase in loan sales to $14.2 million for the three months ended December 31, 2000 from loan sales of $6.2 million for the three months ended December 31, 1999.

Non-Interest Expense. Non-interest expense decreased by $159,000 to $1.2 million for the three months ended December 31, 2000 from $1.4 million for the three months ended December 31, 1999. Of this decrease, $123,000 was due to compensation expense, primarily due to a decrease in the number of employees, a decrease in the ESOP plan expense of $21,000, and a decrease in the Recognition and Retention plan expense of $14,000. Other factors contributing to the decrease were a decrease in federal insurance premiums of $9,000, advertising of $42,000, and other non-interest expense of $72,000, consisting of mortgage loan expenses, expense accounts, and meals and entertainment expense. Real estate owned expense increased $75,000, primarily due to the loss on sale of real estate owned of $45,000 and the loss on sale of repossessed assets of $27,000. The decreases were partially offset by increases in data processing expense of $10,000, and office property and equipment expense of $3,000.

Comparison of Operating Results for the Six Months Ended December 31, 2000 and
------------------------------------------------------------------------------
1999
----

Performance Summary. For the six months ended December 31, 2000, the Company had a net loss of $569,000 compared to net earnings of $570,000 for the six months ended December 31, 1999. The most significant items causing the decrease in earnings were a decrease in net interest income of $556,000, an increase in the provision for loan loss of $1.1 million, a decrease in non-interest income of $70,000, and an increase in non-interest expense of $129,000, offset by a decrease in income tax expense of $713,000.

Net Interest Income. For the six months ended December 31, 2000, net interest income decreased by $556,000, or 18.1%, to $2.5 million from $3.1 million for the six months ended December 31, 1999. The decrease reflected an increase of $1.0 million in interest expense, to $4.4 million from $3.4 million, offset by an increase of $468,000 in interest income to $6.9 million from $6.4 million. Loans on non-accrual status significantly affected the interest income recorded in the six months ended December 31, 2000. In the six months ended December 31, 2000 there was an increase in loans on non-accrual status. The non-accrual interest which would have otherwise been recorded, aggregating approximately $266,000, was not recognized during the six month period, compared to $5,000 that was not recorded during the six months ended December 31, 1999. The increase in interest income was primarily due to an increase in interest rates, and an increase in average balances of loans receivable, net, FHLB daily time and FHLB checking. The increase in interest expense was primarily due to an increase in the average balances of certificates of deposit and an increase in interest rates.

Provision for Loan Losses. During the six months ended December 31, 2000, the Company recorded a $1.2 million provision for loan loss against earnings compared to a provision of $66,000 for the six months ended December 31, 1999. Of the $1.2 million provision for loan loss, $839,000 was primarily attributable to an increase in the Bank's classified assets of $8.2 million from $14.2 million at June 30, 2000 to $22.4 million at December 31, 2000 and additional provision related to previously classified assets. In addition, $324,000 of the $1.2 million provision for loan loss was primarily attributable to an increase in general reserves for consumer loans.

Non-Interest Income. For the six months ended December 31, 2000, non-interest income decreased $70,000 to $480,000 from $550,000 for the prior year period, primarily due to a decrease in gain on sale of loans of $40,000, a decrease in customer service charges of $5,000, and a decrease in loan servicing fees of $32,000, offset by an increase in other non-interest income of $7,000.

Non-Interest Expense. Non-interest expense increased by $129,000 to $2.8 million for the six months ended December 31, 2000 from $2.6 million for the six months ended December 31, 1999. Of this increase, $248,000 was attributable to other non-interest expense, primarily due to the write off of $320,000 on one depositor in possible bad check losses. The Bank is trying to recover all or part of that amount, but because of uncertainty over the likelihood of
recovery, has expensed the entire amount.   Real estate owned expense increased
$153,000, primarily due to the loss on sale of real estate owned of $114,000 and the loss on sale of repossessed assets of $51,000. In addition an increase of $7,000 was due to data processing expense. These increases were partially offset by a decrease of $197,000 in compensation expense, due to a decrease in the number of employees, a decrease in the ESOP plan expense of $26,000 and a decrease in the Recognition and Retention plan expense of $52,000. There were also decreases in office property and equipment expense of $6,000, federal insurance premiums of $17,000, and a decrease in advertising of $60,000.

Non-performing Assets
---------------------

On December 31, 2000, nonperforming assets were $12.7 million compared to $8.8 million on June 30, 2000. The balance of the Bank's allowance for loan losses was $4.0 million at December 31, 2000 or 31.4% of nonperforming assets compared to $2.9 million at June 30, 2000 or 33.3% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than sixty days delinquent.

The $3.9 million increase in nonperforming assets, from June 30, 2000 to December 31, 2000, was primarily due to an increase in one-to-four family non-accruing construction loans of $2.1 million, and an increase in one-to-four family non-accruing loans of $1.7 million, an increase in non-accruing consumer loans of $141,000, and an increase in foreclosed assets of $112,000, offset by a decrease in non-accruing land loans of $105,000.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 2000:

                                   Actual           Required         Excess
                               amount/percent    amount/percent  amount/percent
                               ----------------  --------------  --------------
                                              (Dollars in thousands)
      FIRREA REQUIREMENTS
      -------------------

      Tangible capital         $13,151    8.17%   2,415  1.50%    10,846  6.67%
      Core leverage capital    $13,151    8.17%   6,441  4.00%     6,710  4.17%
      Risk-based capital       $14,642   12.53%   9,348  8.00%     5,294  4.53%


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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at December 31, 2000 and June 30, 2000 were 8.50% and 6.22%, respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at December 31, 2000 and June 30, 2000 were $13.4 million and $7.2 million, respectively.

Cash flows from operating activities. Net cash provided by operating activities was $16.1 million during the six months ended December 31, 2000 compared to net cash used in operating activities of $12.1 million during the same period in 1999. The change was primarily due to a decrease in the origination of loans held for sale of $22.1 million, and an increase in the proceeds from the sale of loans of $6.5 million, offset by a decrease in current income taxes payable of $587,000.

Cash flows from investing activities. Net cash of $8.9 million was provided by investing activities for the six months ended December 31, 2000 compared to net cash used in investing activities of $3.8 million for the six months ended December 31, 1999. The increase in cash provided was primarily due to a decrease in loans receivable of $8.9 million during the six months ended December 31, 2000 compared to a $3.3 million increase during the same period in 1999.

Cash flows from financing activities. Net cash used in financing activities was $18.9 million for the six months ended December 31, 2000 compared to net cash provided by financing activities of $19.0 million during the same period in 1999. The decrease in cash flows from financing activities is primarily due to an increase in repayments of FHLB advances of $76.9 million for the six months ended December 31, 2000 versus an increase of $34.3 million for the same period in 1999, and a decrease in deposits of $2.0 million for the six months ended December 31, 2000 versus an increase of $4.5 million for the same period in 1999, and an increase in the proceeds from FHLB advances of $60.3 million for the six months ended December 31, 2000 versus an increase of $50.3 million for the same period in 1999.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The holding company and the Bank are not involved in any pending legal proceedings incident to the business of the holding company and the Bank, which involve amounts in the aggregate which management believes are material to the financial condition and results of operation. For a discussion of the Supervisory Agreement entered into by the Bank, see the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervisory Agreement."

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On October 26, 2000 the Company held its annual meeting of stockholders to consider the election of two directors of the Company and to ratify the appointment of KPMG LLP as the auditors of the Company for the fiscal year ending June 30, 2001. The results of the meeting were as follows:

         Dennis D. Hartman was elected to serve as a director of the Company with 501,698 votes for and 56,414 votes withheld.

         Rodney G. Rounkles was elected to serve as a director of the Company with 503,698 votes for and 54,414 votes withheld.

         The appointment of KPMG LLP to act as the Company's auditors for the fiscal year ending June 30, 2001 was ratified with 546,712 votes for, 11,000 votes against, and 400 votes withheld.

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

                                   CBES Bancorp, Inc. and Subsidiaries
                                   -----------------------------------
                                         (Registrant)


                              Date:    February 12, 2001
                                   ------------------------------


                              By:  __________________________________________
                                   Dennis D. Hartman, Chief Executive Officer
                                    and President (Duly Authorized Officer)


                              Date:    February 12, 2001
                                   ------------------------------



                              By:  _______________________________________
                                   Robert F. Kirk, Chief Financial Officer
                                    and Secretary (Principal Financial Officer)