Form 10QSB
period 2001-03-31
CBES BANCORP INC
filed 2001-05-11
CIK 1017308

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                    Yes X  No
                                       ---   ---

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                   Class                      Outstanding at April 30, 2001
                   -----                      -----------------------------
          Common stock, .01 par value                  869,864

================================================================================

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               Table of Contents


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements:
          Consolidated Statements of Financial Condition at March 31, 2001
            (unaudited) and June 30, 2000........................................     1

          Consolidated Statements of Operations for the three months and nine
            months ended March 31, 2001 and 2000 (unaudited).....................     2

          Consolidated Statements of Stockholders' Equity for the nine months
            ended March 31, 2001 (unaudited).....................................     3

          Consolidated Statements of Cash Flows for the nine months ended
             March 31, 2001 and 2000 (unaudited).................................     4

          Notes to Consolidated Financial Statements (unaudited).................     5

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................     6

PART II - OTHER INFORMATION......................................................     11

SIGNATURES.......................................................................     12

                      CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                                  (Unaudited)
                        March 31, 2001 and June 30, 2000

                                                                                      March 31             June 30
                                                                                        2001                2000
                                                                                        ----                ----
          Assets
Cash                                                                                $  1,118,310        $  1,152,781
Interest-bearing deposits in other financial institutions                             21,167,318           6,089,264
                                                                                    ------------        ------------
  Cash and cash equivalents                                                           22,285,628           7,242,045
Investment securities held-to-maturity (estimated fair value
    of $405,000 and $226,000 respectively)                                               404,063             225,898
Loans held for sale, net                                                                 512,514          16,863,181
Loans receivable, net                                                                124,680,393         146,935,945
Accrued interest receivable:
   Loans receivable                                                                      917,114           1,118,559
   Investment securities                                                                  11,057              79,808
Real estate owned                                                                        396,852             237,061
Stock in Federal Home Loan Bank (FHLB), at cost                                        2,322,500           2,322,500
Office property and equipment, net                                                     2,299,733           2,583,130
Income taxes receivable                                                                  156,017                   -
Deferred income tax asset                                                              1,241,330             834,000
Cash surrender value of life insurance and other assets                                2,304,761           2,397,469
                                                                                    ------------        ------------
             Total assets                                                           $157,531,962        $180,839,596
                                                                                    ============        ============
          Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                                                        $126,299,973        $135,630,763
    FHLB advances                                                                     14,150,000          26,750,000
    Accrued expenses and other liabilities                                               622,761             888,846
    Accrued interest payable on deposits                                                 206,132             255,971
    Advance payments by borrowers for property taxes and insurance                     1,186,202           1,444,288
    Income taxes payable                                                                       -             116,246
                                                                                    ------------        ------------
            Total liabilities                                                        142,465,068         165,086,114
                                                                                    ============        ============
Stockholders' Equity:
   Preferred stock, $.01 par; 500,000 shares authorized, none issued
      or outstanding                                                                           -                   -
   Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
      shares issued                                                                       10,319              10,319
    Additional paid-in capital                                                        10,025,008          10,020,540
    Retained earnings, substantially restricted                                        8,442,457           9,244,208
    Treasury stock, 161,987 and 158,789 shares at cost, respectively                  (3,063,972)         (3,009,175)
    Unearned employee benefits                                                          (346,918)           (512,410)
                                                                                    ------------        ------------
            Total stockholders' equity                                                15,066,894          15,753,482
                                                                                    ------------        ------------
            Total liabilities and stockholders' equity                              $157,531,962        $180,839,596
                                                                                    ============        ============

See accompanying note to unaudited consolidated financial statements

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended                       Nine Months Ended
                                                                 March 31                                March 31
                                                          2001               2000                2001              2000
                                                          ----               ----                ----              ----
Interest income:
    Loans receivable                                   $2,787,824          3,078,973          9,356,251          9,353,527
    Mortgage-backed securities                                551                846              1,854              2,789
    Investment securities                                     792                 30              6,595                 70
    Other                                                 166,489            223,788            506,527            394,730
                                                       ----------          ---------         ----------          ---------
         Total interest income                          2,955,656          3,303,637          9,871,227          9,751,116
                                                       ----------          ---------         ----------          ---------
 Interest expense:
    Deposits                                            1,720,921          1,569,768          5,472,316          3,910,782
    FHLB advances                                         193,770            502,731            844,873          1,539,866
                                                       ----------          ---------         ----------          ---------
         Total interest expense                         1,914,691          2,072,499          6,317,189          5,450,648
                                                       ----------          ---------         ----------          ---------

 Net interest income                                    1,040,965          1,231,138          3,554,038          4,300,468

 Provision for loan losses                                 87,007          1,082,233          1,249,656          1,148,537
                                                       ----------          ---------         ----------          ---------
      Net interest income after
         provision for loan losses                        953,958            148,905          2,304,382          3,151,931
                                                       ----------          ---------         ----------          ---------
 Non-interest income:
    Gain on sale of loans, net                             63,786            234,258            295,092            505,531
    Customer service charges                               71,178             83,678            218,913            236,647
    Loan servicing fees                                     8,124              2,182             22,060             48,363
    Other                                                  47,338             38,425            134,196            118,298
                                                       ----------          ---------         ----------          ---------
      Total non-interest income                           190,426            358,543            670,261            908,839
                                                       ----------          ---------         ----------          ---------
  Non-interest expense:

    Compensation and benefits                             603,396            756,847          1,856,448          2,206,480
    Office property and equipment                         198,596            212,039            621,400            640,349
    Data processing                                        55,252             63,146            171,039            171,626
    Federal insurance premiums                             16,669              5,520             30,505             35,889
    Advertising                                            12,271             38,407             42,159            128,487
    Real estate owned and repossessed assets               20,203             15,675            198,138             40,603
    Other                                                 302,170            235,105          1,066,278            751,682
                                                       ----------          ---------         ----------          ---------
      Total non-interest expense                        1,208,557          1,326,739          3,985,967          3,975,116
                                                       ----------          ---------         ----------          ---------

      Earnings (loss) before income taxes                 (64,173)          (819,291)        (1,011,324)            85,654

 Income tax expense (benefit)                             (31,782)          (322,161)          (409,734)            12,484
                                                       ----------          ---------         ----------          ---------
           Net earnings (loss)                         $  (32,391)          (497,130)          (601,590)            73,170
                                                       ==========          =========         ==========          =========
 Earnings (loss) per share-basic and diluted                (0.04)             (0.60)             (0.72)             0 .08
                                                       ==========          =========         ==========          =========
 Basic and diluted weighted average shares                838,890            834,272            837,616            872,786
                                                       ==========          =========         ==========          =========

See accompanying note to unaudited consolidated financial statements

                      CBES BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                    For the nine months ended March 31, 2001
                                  (Unaudited)




                                                       Additional                           Unearned       Total
                                   Issued     Common    paid-in     Retained    Treasury    employee   stockholders'
                                   shares     stock     capital     earnings      stock     benefits       equity
                                  ---------  --------  ----------  ----------  -----------  ---------  --------------
Balance at June 30, 2000          1,031,851   $10,319  10,020,540  9,244,208   (3,009,175)  (512,410)     15,753,482

Net earnings (loss)                       -         -           -   (601,590)           -          -        (601,590)

Dividends                                 -         -           -   (200,161)           -          -        (200,161)
 ($.24 per share)

Amortization of RRP shares                -         -           -          -            -     40,575          40,575

Forfeiture of RRP shares                  -         -           -          -      (54,797)    54,797               -

Allocation of ESOP shares                 -         -       4,468          -            -     70,120          74,588
                                  ---------  --------  ----------  ---------   ----------   --------      ----------

Balance at
March 31, 2001                    1,031,851   $10,319  10,025,008  8,442,457   (3,063,972)  (346,918)     15,066,894
                                  =========  ========  ==========  =========   ==========   ========      ==========


See accompanying note to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

               For the nine months ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                               2001               2000
                                                                                            ------------      ------------
Cash flows from operating activities:
  Net earnings (loss)                                                                       $  (601,590)      $     73,170
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Provision for loan losses                                                               1,249,656         1,148,537
       Depreciation                                                                              304,675           303,636
       Amortization of RRP                                                                        40,575           106,529
       Allocation of ESOP shares                                                                  74,588           140,981
       Proceeds from sale of loans held for sale                                              24,733,413        27,402,018
       Origination of loans held for sale                                                     (8,087,654)      (36,698,062)
       Gain on sale of loans, net                                                               (295,092)         (505,531)
       Loss on sale of real estate owned                                                         126,365                 -
       Premium amortization and accretion of discounts and
          deferred loan fees, net                                                               (340,361)         (535,811)
       Deferred income taxes                                                                    (407,330)         (216,483)
  Changes in assets and liabilities:
        Accrued interest receivable                                                              270,196           (80,741)
        Other assets                                                                              92,708          (128,348)
        Accrued expenses and other liabilities                                                  (216,555)         (671,788)
        Accrued interest payable on deposits                                                     (49,839)           77,513
        Current income taxes payable                                                            (272,263)         (179,022)
                                                                                            ------------      ------------
          Net cash provided by (used in) operating activities                                 16,621,492        (9,763,402)
                                                                                            ------------      ------------

Cash flows from investing activities:

  Purchase of investment securities                                                         $   (293,310)         (195,115)
  Proceeds from maturing investment securities                                                   107,000           105,000
  Mortgage-backed securities principal repayments                                                 10,618            13,886
  Net decrease (increase) in loans receivable                                                 21,056,628       (11,690,138)
  Purchase of FHLB stock                                                                               -          (150,000)
  Proceeds from sale of real estate owned                                                          1,000                 -
  Purchase of office property and equipment                                                      (21,278)         (327,430)
                                                                                            ------------      ------------
        Net cash provided by (used in) investing activities                                   20,860,658       (12,243,797)
                                                                                            ------------      ------------

Cash flows from financing activities:
 (Decrease) increase in deposits                                                            $(9,330,790)        29,372,771
  Proceeds from FHLB advances                                                                 64,300,000        62,300,000
  Repayments of FHLB advances                                                                (76,900,000)      (64,300,000)
 (Decrease) increase in advance payments by borrowers for property
    Taxes and insurance                                                                         (258,086)          156,577
  Dividends paid                                                                                (249,691)         (305,677)
  Treasury stock purchased                                                                             -          (707,796)
                                                                                            ------------      ------------
      Net cash (used in) provided by financing activities                                    (22,438,567)       26,515,875
                                                                                            ============      ============

      Net increase in cash and cash equivalents                                               15,043,583         4,508,676

Cash and cash equivalents at the beginning of the period                                       7,242,045         7,462,778
                                                                                            ------------      ------------
Cash and cash equivalents at the end of the period                                            22,285,628        11,971,454
                                                                                            ============      ============

Supplemental disclosure of cash flow information:

 Cash paid during the period for income taxes                                                          -           343,000
                                                                                            ============      ============

 Cash paid during the period for interest                                                      6,384,664         5,373,135
                                                                                            ============      ============

Supplemental schedule of noncash activities:

 Conversion of loans to real estate owned                                                        288,338           272,992
                                                                                            ============      ============
 Conversion of real estate owned to loans                                                              -            97,179
                                                                                            ============      ============
 Loans held for sale transferred to loan portfolio                                             6,695,491                 -
                                                                                            ============      ============

See accompanying note to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 2001



(1)    Basis of Preparation
       --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, such information and footnotes have not been included herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The results of operations for the three month and nine month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 2000 has been derived from the audited balance sheet as of that date.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at March 31, 2001 to the financial condition at June 30, 2000, its fiscal year-end, and the results of operations for the three month and nine month periods ended March 31, 2001 with the similar periods in fiscal 2000. This discussion should be read in conjunction with the interim financial statements and notes, which are included herein. This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

General
-------

The Company was organized as a Delaware corporation in June 1996 to acquire all of the capital stock issued by the Bank upon its conversion from the mutual to stock form of ownership. The Bank was founded in 1931 as a Missouri chartered savings and loan association located in Excelsior Springs, Missouri. In 1995, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank. The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC").

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

Financial Condition
-------------------

Total assets decreased $23.3 million, or 12.9%, to $157.5 million at March 31, 2001 from $180.8 million at June 30, 2000. This was primarily due to a decrease in net loans receivable of $22.3 million, and a decrease in loans held for sale of $16.4 million, partially offset by an increase in interest-bearing deposits of $15.1 million.

Net loans receivable decreased by $22.3 million, or 15.1%, to $124.7 million at March 31, 2001 from $146.9 million at June 30, 2000, and loans held for sale decreased by $16.4 million, or 97.0%, from $16.9 million at June 30, 2000 to $0.5 million at March 31, 2001. The decrease in net loans receivable was primarily due to decreases in construction loans of $13.7 million, multi-family loans of $0.8 million, land loans of $1.3 million, consumer loans of $5.7 million, and one-to-four family loans of $1.8 million. The decrease in loans held for sale was primarily due to a sale on October 11, 2000 of $9.9 million of one-to-four family adjustable rate loans and the return to the net loans receivable portfolio of $6.7 million of one-to-four family adjustable rate loans. At March 31, 2001 the Bank had fixed rate loans held for sale of $513,000 that are contracted to be sold in the secondary market.

Deposits decreased $9.3 million, or 6.9%, to $126.3 million at March 31, 2001 from $135.6 million at June 30, 2000. The decrease in deposits is primarily due to a decrease of $14.5 million in brokered deposits. FHLB advances decreased $12.6 million, or 47.1%, from $26.8 million at June 30, 2000 to $14.2 million at March 31, 2001, primarily from the sale of $9.9 million of one-to-four family adjustable rate loans at March 31, 2001. The FHLB advances range in terms from thirty-one days to ten years, of which 63.6% are callable advances.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
-----------------------------------------------------------------------------
2000
----

Performance Summary. For the three months ended March 31, 2001, the Company had a net loss of $32,000 compared to a net loss of $497,000 for the three months ended March 31, 2000. The most significant items causing the decrease in the net loss were a decrease in the provision for loan loss of $995,000, and a decrease in non-interest expense of $118,000, offset by a decrease in the income tax benefit of $290,000, a decrease in net interest income of $190,000, and a decrease in non-interest income of $168,000.

Net Interest Income. For the three months ended March 31, 2001, net interest income decreased $190,000, or 15.4%, to $1.0 million from $1.2 million for the three months ended March 31, 2000. The decrease resulted from a decrease of $348,000 in interest income to $3.0 million from $3.3 million, offset by a decrease of $158,000 in interest expense to $1.9 million from $2.1 million. Loans on non-accrual status significantly affected the interest income recorded in the three months ended March 31, 2001. The non-accrual interest which would have otherwise been recorded, aggregating approximately $184,000, was not recognized during the current quarter, compared to $131,000 that was not recorded during the three month ended March 31, 2000. The decrease in interest income was also due to a decrease in the average balance of net loans receivable, FHLB investments and a decrease in interest rates. The decrease in interest expense was primarily due to a decrease in FHLB advances and a decrease in interest rates.

Provision for Loan Losses. During the three months ended March 31, 2001, the Bank recorded an $87,000 provision for loan losses, compared to a provision of $1.1 million for the three months ended March 31, 2000. The $87,000 provision for loan losses was attributable to actual consumer loan losses. The Bank's classified assets decreased $3.7 million from $22.4 million at December 31, 2000 to $18.7 million at March 31, 2001. The $18.7 million in classified assets consisted of single family construction loans of $8.2 million, two-to-four family construction loans of $4.0 million, multi-family construction loans of $1.4 million, single family permanent loans of $3.2 million, two-to-four family permanent loans of $0.2 million, land loans of $0.5 million, consumer loans of $0.5 million, commercial loans of $0.3 million and other real estate owned of $0.4 million. Included in classified assets at March 31, 2001 are non-accruing loans of $12.1 million

The Bank's methodology for determining general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. Those percentages are based upon management's estimate of the risk of loss in the various categories. The reserve factors are subject to change from time to time based on management's assessment of the relative credit risk within the portfolio. Management continually reviews specifically identified problem, or potential problem loans. On a case by case basis, where considered necessary, specific reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans delinquent more than 90 days and classified assets. In addition, pursuant to the Bank's methodology, the allowance for loan loss is replenished for net charge-offs, which are charged against the reserve. Pursuant to the supervisory agreement entered into with the OTS, the Bank may not reduce the allowance for loan losses without prior notice of no objection from the Office of Thrift Supervision.

As a result of the provision for loan losses during the quarter, at March 31, 2001, the Bank had a general allowance for loan losses of $3.6 million, and a specific allowance for loan losses of $400,000 for a total allowance for loan losses of $4.0 million, representing 31.8% of total non-performing assets and 3.2% of the Bank's loans receivable, net, compared to a general allowance for loan loss of $2.3 million at June 30, 2000. The amount of net loans charged off was $87,000 during the three months ended March 31, 2001 compared to $105,000 for the three months ended March 31, 2000.

Management will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods

Non-Interest Income. For the three months ended March 31, 2001, non-interest income decreased $168,000 to $190,000 from $359,000 for the prior year period primarily due to a decrease in gain on sale of loans of $170,000, and a decrease in customer service charges of $13,000, offset by an increase in loan servicing fees of $6,000, and an increase in other non-interest income of $9,000. The decrease in the gain on sale of loans was primarily due to a decrease in loan sales to $4.5 million for the three months ended March 31, 2001 from loan sales of $13.6 million for the three months ended March 31, 2000. The decrease in loan sales was primarily attributed to the sale of a pool of adjustable rate mortgage loans in February 2000, of $10.3 million.

Non-Interest Expense. Non-interest expense decreased by $118,000 to $1.2 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. Of this decrease, $153,000 was due to compensation expense, primarily due to a decrease in the number of employees, a decrease in the ESOP plan expense of $35,000, and a decrease in the Recognition and Retention plan expense of $14,000. Other factors contributing to the decrease were a decrease in office property and equipment expense of $13,000, data processing expense of $8,000, and advertising expense of $26,000, offset by an increase in federal insurance premiums of $11,000, and other non-interest expense of $67,000, consisting of mortgage loan expenses, provision for loss on real estate owned, and audit and tax expense. Real estate owned and repossessed asset expense increased $5,000, primarily due to the loss on sale of repossessed assets of $6,000, offset by recoveries on real estate owned of $2,000.

Comparison of Operating Results for the Nine Months Ended March 31, 2001 and
----------------------------------------------------------------------------
2000
----

Performance Summary. For the nine months ended March 31, 2001, the Company had a net loss of $602,000 compared to net earnings of $73,000 for the nine months ended March 31, 2000. The most significant items causing the decrease in earnings were a decrease in net interest income of $746,000, an increase in the provision for loan loss of $101,000, a decrease in non-interest income of $239,000, and an increase in non-interest expense of $11,000, offset by a decrease in income tax expense of $422,000.

Net Interest Income. For the nine months ended March 31, 2001, net interest income decreased by $746,000, or 17.4%, to $3.6 million from $4.3 million for the nine months ended March 31, 2000. The decrease reflected an increase of $867,000 in interest expense, to $6.3 million from $5.5 million, offset by an increase of $120,000 in interest income to $9.9 million from $9.8 million. Loans on non-accrual status significantly affected the interest income recorded in the nine months ended March 31, 2001. The non-accrual interest which would have otherwise been recorded, aggregating approximately $450,000, was not recognized during the nine month period ended March 31, 2001, compared to $126,000 that was not recorded during the nine months ended March 31, 2000.
The increase in interest income was primarily due to an increase in average balances of FHLB daily time and FHLB checking. The increase in interest expense was primarily due to an increase in the average balances of certificates of deposit and an increase in interest rates.

Provision for Loan Losses. During the nine months ended March 31, 2001, the Company recorded a $1.3 million provision for loan losses compared to a provision of $1.1 million for the nine months ended March 31, 2000. Of the $1.3 million provision for loan loss, $1.1 million was primarily attributable to an increase in the Bank's classified assets of $4.5 million from $14.2 million at June 30, 2000 to $18.7 million at March 31, 2001 and additional provision related to previously classified assets. In addition, $324,000 of the $1.3 million provision for loan losses was primarily attributable to an increase in general reserves for consumer loans.

Non-Interest Income. For the nine months ended March 31, 2001, non-interest income decreased $239,000 to $670,000 from $909,000 for the prior year period, primarily due to a decrease in gain on sale of loans of $210,000, a decrease in customer service charges of 18,000, and a decrease in loan servicing fees of $26,000, offset by an increase in other non-interest income of $16,000.

Non-Interest Expense. Non-interest expense increased by $11,000 to $4.0 million for the nine months ended March 31, 2001 from $4.0 million for the nine months ended March 31, 2000. Of this increase, $315,000 was attributable to other non-interest expense, primarily due to the write off of $320,000 on one depositor in possible bad check losses. The Bank is trying to recover all or part of that amount, but because of uncertainty over the likelihood of recovery, has expensed the entire amount. Real estate owned expense increased $157,000, primarily due to the loss on sale of real estate owned of $126,000 and the loss on sale of repossessed assets of $32,000. These increases were partially offset by a decrease of $350,000 in compensation expense, due to a decrease in the number of employees, a decrease in the ESOP plan expense of $61,000 and a decrease in the Recognition and Retention plan expense of $66,000. There were also decreases in office property and equipment expense of $18,000, federal insurance premiums of $5,000, and advertising expense of $86,000.

Non-performing Assets
---------------------

On March 31, 2001, nonperforming assets were $12.5 million compared to $8.8 million on June 30, 2000. The balance of the Bank's allowance for loan losses was $4.0 million at March 31, 2001 or 31.8% of nonperforming assets compared to $2.9 million at June 30, 2000 or 33.3% of nonperforming assets. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The $3.7 million increase in nonperforming assets, from June 30, 2000 to March 31, 2001, was primarily due to an increase in one-to-four family non-accruing construction loans of $2.2 million, an increase in one-to-four family non-accruing loans of $1.0 million, an increase in non-accruing land loans of $232,000, an increase in non-accruing consumer loans of $123,000, and an increase in foreclosed assets of $154,000, offset by a decrease in non-accruing commercial loans of $24,000.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of March 31, 2001:

                                                 Actual         Required         Excess
                                             amount/percent  amount/percent   amount/percent
                                            ---------------- --------------   --------------
                                                         (Dollars in thousands)
FIRREA REQUIREMENTS
-------------------
Tangible capital                             $13,175   8.36%  2,363  1.50%  10,812  6.86%
Core leverage capital                        $13,175   8.36%  6,300  4.00%   6,875  4.36%
Risk-based capital                           $14,566  13.35%  8,727  8.00%   5,839  5.35%


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

The Bank is required to maintain levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The eligible liquidity ratios at March 31, 2001 and June 30, 2000 were 8.79% and 6.22%, respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Bank's plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flow statements, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents at March 31, 2001 and June 30, 2000 were $22.3 million and $7.2 million, respectively.

Cash flows from operating activities. Net cash provided by operating activities was $16.6 million during the nine months ended March 31, 2001 compared to net cash used in operating activities of $9.8 million during the same period in 2000. The change was primarily due to a decrease in the origination of loans held for sale of $28.6 million, and a decrease in accrued expenses and other liabilities of $455,000, offset by a decrease in proceeds from the sale of loans held for sale of $2.7 million.

Cash flows from investing activities. Net cash of $20.9 million was provided by investing activities for the nine months ended March 31, 2001 compared to net cash used in investing activities of $12.2 million for the nine months ended March 31, 2000. The increase in cash provided was primarily due to a decrease in loans receivable of $21.0 million during the nine months ended March 31, 2001 compared to a $11.7 million increase during the same period in 2000.

Cash flows from financing activities. Net cash used in financing activities was $22.4 million for the nine months ended March 31, 2001 compared to net cash provided by financing activities of $26.5 million during the same period in 2000. The decrease in cash flows from financing activities is primarily due to an increase in repayments of FHLB advances of $76.9 million for the nine months ended March 31, 2001 versus an increase of $64.3 million for the same period in 2000, and a decrease in deposits of $9.3 million for the nine months ended March 31, 2001 versus an increase of $29.4 million for the same period in 2000, and an increase in the proceeds from FHLB advances of $64.3 million for the nine months ended March 31, 2001 versus an increase of $62.3 million for the same period in 2000.

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

      None.

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

                                CBES Bancorp, Inc. and Subsidiaries
                                -----------------------------------
                                           (Registrant)


                  Date:                  May 11, 2001
                       -----------------------------------------

                  By: /s/ Dennis D. Hartman
                      ------------------------------------------
                     Dennis D. Hartman, Chief Executive Officer
                     and President (Duly Authorized Officer)


                  Date:               May 11, 2001
                       ----------------------------------------

                  By: /s/ Robert F. Kirk
                      -----------------------------------------
                       Robert F. Kirk, Chief Financial Officer
                      and Secretary (Principal Financial Officer)