Form 10KSB
period 2001-06-30
CBES BANCORP INC
filed 2001-09-28
CIK 1017308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_____________________ to_____________________
     Commission File Number      0-21163

                               CBES BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      43-1753244
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         1001 North Jesse James Road, Excelsior Springs, Missouri      64024
--------------------------------------------------------------------------------
               (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:       (816) 630-6711
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         The Registrant's revenues for the fiscal year ended June 30, 2001 were $13.6 million.

         As of September 7, 2001, there were 1,031,851 shares issued and 875,805 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of September 7, 2001, was $10.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2001.

         Part III of Form 10-KSB - Portions of Proxy Statement for 2001 Annual Meeting of Stockholders.

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

         Community Bank is a federally chartered savings bank headquartered in Excelsior Springs, Missouri. Community Bank was originally chartered as a Missouri savings and loan association in 1931 under the name Excelsior Springs Savings and Loan Association. In 1991, the Bank changed its name to its current form, and in 1995 the Bank amended its charter to become a federal mutual savings bank. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office in Excelsior Springs and its branch offices in Kearney and Liberty, Community Bank primarily serves communities located in Clay and Ray Counties and to a lesser extent in surrounding counties in the State of Missouri. On August 13, 2001, the Bank announced its intent to sell the Kearney branch to Kearney Trust Company, subject to regulatory approval. At June 30, 2001, CBES Bancorp had total assets of $151.7 million, deposits of $124.6 million and stockholders' equity of $14.7 million.

         Community Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale. At June 30, 2001, the Bank's total loan portfolio was $117.2 million, of which 51.2% were one- to four-family residential mortgage loans, 24.7% were construction and land loans (the vast majority of which related to single-family residential properties), and 9.4% were consumer loans. During the fiscal year ended June 30, 2001, the Bank originated $22.0 million of fixed-rate one- to four-family residential mortgage loans, of which $20.3 million, or 92.7%, were sold in the secondary market. See "Lending Activities." To a lesser extent, the Bank invests in various investment securities, including mortgage-backed securities, U.S. Government agency securities and U.S. Treasury Bills.

         The executive office of the Company and the Bank is located at 1001 North Jesse James Road, Excelsior Springs, Missouri 64024 and their telephone number is (816) 630-6711.

Supervisory Agreement
---------------------

         On August 4, 2000, the Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). By signing the Supervisory Agreement, the Bank has agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provides that the Bank shall take necessary and appropriate actions to achieve compliance with various OTS regulations related to lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provides that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement requires the Bank to establish adequate allowance for loan losses and shall not reduce the allowance without prior notice of no objection from the OTS. The Supervisory Agreement also provides that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior written notice of no objection from the OTS. The Bank is also prohibited from increasing the number of loans to current builders or subdivision developments without prior written notice of no objection from the OTS.

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

         The Supervisory Agreement is considered a formal written agreement with the OTS. Failure to comply with the Supervisory Agreement can lead to further enforcement actions by the OTS. The Bank believes that it has completed the necessary steps to comply with the Supervisory Agreement and remains in compliance with it at the present time. The restrictions imposed on the Bank's construction lending activities has caused a significant decrease in the Bank's activities in that area. The Supervisory Agreement will remain in effect until terminated by the OTS.

Market Area and Competition
---------------------------

         Community Bank serves communities located in Clay and Ray Counties and in surrounding counties in Missouri from its main office in Excelsior Springs and its branch offices in Kearney and Liberty. Excelsior Springs, Kearney and Liberty are located in Clay County, which is part of the Kansas City Metropolitan Statistical Area. Excelsior Springs, Kearney and Liberty are small towns. Clay County has a population estimated at 180,000 as of 1999. The northern portion of Clay County is a combination of suburban and rural areas containing a number of small towns, including Excelsior Springs and Kearney. Southern Clay County is a rapidly developing suburban market, and is home to a large number of people who commute to jobs in areas closer to Kansas City.

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

         The Bank's business and operating results are significantly affected by the general economic conditions present in the Bank's market area. As of July 2001, the unemployment rate in Clay County was 2.8% and the unemployment rate in Ray County was 5.1%.

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

Lending Activities
------------------

         General. The Bank has emphasized and will continue to emphasize the origination of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination for portfolio of ARM loans and the origination and sale of fixed-rate and ARM residential mortgage loans. From the mid-1990's until fiscal 2001 the Bank increased its portfolio of residential construction loans. However, during the past year, the construction loan portfolio decreased substantially. The Bank also originates land loans secured by vacant land or building lots for which the borrower intends to ultimately construct a residential property. The Bank also plans to originate commercial real estate and multi-family residential loans subject to the terms of the Supervisory Agreement. The Bank's non-mortgage loans consist primarily of automobile loans. Pursuant to the Supervisory Agreement, the Bank is restricted from making commercial real estate loans, without prior written notice of no objection from the OTS.

         Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings

Associations." At June 30, 2001, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.5 million. At June 30, 2001, the Bank had no groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 2001 was approximately $2.5 million in loans to a real estate investor on one- to four-family residential properties and was secured by real estate located in Clay County, Missouri. At June 30, 2001, all of these loans were performing in accordance with their terms.

         Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                               At June 30,
                                                    ----------------------------------------------------------------------
                                                            2001                  2000                       1999
                                                    --------------------  ----------------------    ----------------------
                                                     Amount     Percent    Amount      Percent       Amount        Percent
                                                    --------   ---------  --------    ----------    --------       -------
                                                                         (Dollars in Thousands)
Real estate loans:
  One- to four-family residential..............  $ 59,982      51.18%     $ 84,645         45.33%   $ 71,353         43.74%
  Multi-family.................................     1,986       1.69         2,832          1.51       1,951          1.20
  Commercial...................................     9,490       8.10         7,388          3.96       5,496          3.37
  Land.........................................     5,798       4.95         7,183          3.85       6,485          3.98
  Construction.................................    28,910      24.66        66,000         35.35      63,319         38.81
                                                 --------     ------      --------        ------    --------       -------
 Total real estate loans.......................   106,166      90.58       168,048         90.00     148,604         91.10
                                                 --------     ------      --------        ------    --------       -------

Consumer loans:
  Direct automobile loans......................     5,539       4.72         9,421          5.04       9,174          5.62
  Indirect automobile loans....................     2,833       2.42         4,117          2.20       2,460          1.51
  Deposit accounts.............................       480       0.41           739          0.40         448          0.27
  Home improvement.............................        25       0.02            30          0.02           6            --
 Commercial loans..............................       510       0.43         1,372          0.73         257          0.16
  Other........................................     1,659       1.41         2,997          1.61       2,194          1.34
                                                 --------     ------      --------        ------    --------       -------
     Total consumer loans......................    11,046       9.42        18,676         10.00      14,539          8.90
                                                 --------     ------      --------        ------    --------       -------

     Total loan portfolio......................  $117,212     100.00%     $186,724        100.00%   $163,143        100.00%
                                                              ======                      ======                    ======

Less:
  Loans in process.............................     2,333                   19,355                    27,153
  Deferred loan origination fees and
    discounts on loans, net....................       250                      646                       604
  Allowance for loan losses....................     3,472                    2,924                       927
                                                 --------                 --------                  --------
    Total loans receivable, net................  $111,157                 $163,799                  $134,459
                                                 ========                 ========                  ========

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                             At June 30,
                                   ----------------------------------------------------------------
                                              2001               2000                  1999
                                   --------------------  --------------------  --------------------
                                    Amount     Percent    Amount     Percent    Amount     Percent
                                   --------   ---------  --------   ---------  --------   ---------
                                                        (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family............. $  17,342      14.80% $  25,611      13.71% $  21,614      13.25%
  Multi-family....................       165       0.14        167       0.09         --         --
  Commercial......................     3,711       3.17      3,104       1.66      2,834       1.74
  Land............................     1,678       1.43      2,645       1.42      2,839       1.74
  Construction....................    26,952      22.99     66,000      35.35     63,319      38.81
                                   ---------  ---------  ---------  ---------  ---------  ---------
 Total real estate loans..........    49,848      42.53     97,527      52.23     90,606      55.54
                                   ---------  ---------  ---------  ---------  ---------  ---------

Consumer loans....................    11,046       9.42     18,278       9.79     14,232       8.72
                                   ---------  ---------  ---------  ---------  ---------  ---------

     Total fixed-rate loans.......    60,894      51.95    115,805      62.02    104,838      64.26
                                   ---------  ---------  ---------  ---------  ---------  ---------

Adjustable Rate Loans:
 Real estate:
  One- to four-family.............    42,640      36.38     59,034      31.62     49,739      30.49
  Multi-family....................     1,821       1.55      2,665       1.43      1,951       1.20
  Commercial......................     5,779       4.93      4,284       2.29      2,662       1.63
  Land............................     4,120       3.52      4,538       2.43      3,646       2.23
  Construction....................     1,958       1.67         --         --         --         --
                                   ---------  ---------  ---------  ---------  ---------  ---------
 Total real estate loans..........    56,318      48.05     70,521      37.77     57,998      35.55
                                   ---------  ---------  ---------  ---------  ---------  ---------

Consumer loans....................        --         --        398       0.21        307       0.19
                                                         ---------  ---------  ---------  ---------

     Total adjustable-rate loans..    56,318      48.05     70,919      37.98     58,305      35.74
                                   ---------  ---------  ---------  ---------  ---------  ---------

     Total loan portfolio.........   117,212     100.00%   186,724     100.00%   163,143     100.00%
                                              =========             =========             =========

Less:
  Loans in process................     2,333                19,355                27,153
  Deferred fees and discounts.....       250                   646                   604
  Allowance for losses............ $   3,472                 2,924                   927
                                   ---------             ---------             ---------
    Total loans receivable, net... $ 111,157             $ 163,799             $ 134,459
                                   =========             =========             =========

         One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area but will consider out-of-market loans. At June 30, 2001, the Bank had $60.0 million, or 51.2% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

         The Bank originates fixed-rate residential one- to four-family loans with terms of 15 and 30 years. Such loans may either be retained in portfolio or sold in the secondary mortgage market depending on the yield on such loans and the Bank's asset/liability management objectives. Currently, the Bank's policy is to sell into the secondary market longer-term fixed-rate residential real estate loans. As of June 30, 2001, $17.3 million, or 14.8% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         Fixed-rate residential one- to four-family loans originated for sale in the secondary mortgage market are underwritten in conformity with the criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") or other investors for sale primarily to FHLMC or other investors. Such loans are sold on a non-recourse basis. The Bank retains servicing rights on a portion of such loans, depending upon customer preferences and competitive conditions. For the fiscal year ended June 30, 2001, of the $22.0 million in fixed-rate residential one- to four-family loans originated by the Bank, $20.3 million of such loans, or 92.3%, were sold in the secondary mortgage market.

         The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. ARM loans secured by residential one- to four-family real estate totaled $42.6 million, or 36.4% of the Bank's total loan portfolio at June 30, 2001. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the fiscal year ended June 30, 2001, the Bank originated $22.0 million in fixed-rate residential mortgage loans and $2.9 million of ARM loans. Normally, the Bank's policy is to originate ARM loans for portfolio. However, during fiscal 2001, the Bank sold one pool of ARM loans totaling $9.9 million as a part of the Bank's asset/liability and capital strategies, and currently has no ARM loans held for sale.

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

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Bank's lending policies generally limit the maximum LTV ratio on fixed-rate and ARM loans to 80% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one- to four-family owner-occupied properties. On conventional one- to four-family loans, the Bank will lend up to a 95% LTV ratio; however, any loans with LTV ratios in excess of 80% generally require private mortgage insurance. The maximum LTV ratio on other types of real estate loans is generally the lesser of 65% to 80% of the appraisal value or the purchase price of the property.

         When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's employment, income and credit history. The Bank's policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by Bank-approved independent appraisers. Appraisals are subsequently reviewed by the Bank's underwriter, as applicable. Management believes that stability of income, past credit history and adequacy of the proposed security are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 36% of total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant's loan. The Bank requires fire and casualty insurance on all properties securing real estate loans, as well as title insurance.

         The Bank also originates for portfolio second mortgage/home equity loans. These loans are generally limited to 85% or less of the appraised value of the property securing the loan. These loans are originated as fixed or adjustable-rate loans and generally have maximum terms of 10 years. At June 30, 2001, the Bank's second mortgage/home equity loans totaled $104,000, or 0.09% of the Bank's loan portfolio.

         The Bank also originates for portfolio lines of credit secured by first or second mortgages. These loans are primarily adjustable-rate loans, adjust according to changes in prime interest rates, and may be originated up to an 85% loan-to-value ratio, with a maximum term of five years. At June 30, 2001, the Bank's lines of credit secured by first or second mortgages totaled $1.8 million, or 1.6% of the Bank's loan portfolio.

         Construction and Land Lending. The Bank invested a significant proportion of its loan portfolio in the past in construction and land loans. Prompted by increased residential development in Clay County in recent years, such lending was a growing part of the Bank's loan portfolio. During the last year, the construction loan portfolio has decreased substantially. Substantially all of the Bank's construction and land loans are secured by residential properties located in Clay County. The Supervisory Agreement provides that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior written notice of no objection from the OTS. The Bank is also prohibited from increasing the number of loans to current builders or subdivision developments without prior written notice of no objection from the OTS. The Bank's current plans call for a continuation in construction and land development lending, subject to compliance with the Supervisory Agreement.

         The Bank originates four basic types of construction and land loans:

         1. "Speculative" construction loans are made to home builders for the construction principally of one- to four-family residences and residential development projects and, to a lesser extent, multi-family residences. Speculative construction loans generally do not have a sale contract or permanent loan in place for the finished home, and the purchasers for the finished homes may be identified either during or following the construction period.

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

         The table below presents information on the Bank's construction and land loans at June 30, 2001, 2000 and 1999:

                                              At June 30, 2001           At June 30, 2000               At June 30, 1999
                                       ---------------------------- ---------------------------- ----------------------------
                                          Outstanding    Percent of   Outstanding     Percent of    Outstanding    Percent of
                                       Loan Balance/(1)/   Total    Loan Balance/(1)/   Total    Loan Balance/(1)/    Total
                                       ----------------  ---------- -----------------   -------- ----------------- ----------
                                                                         (Dollars in Thousands)
Speculative - 1-4 family..............   $   20,104        57.92%    $   50,353          68.8%   $  51,461           66.6%
Speculative - Multifamily.............          901         2.60          2,925           4.0        2,261            2.9
Contract..............................        2,090         6.02            377           0.5        1,718            2.2
Construction - commercial.............        2,246         6.47          2,612           3.6        4,129            5.3
Construction - 1-4 family.............        2,101         6.05          4,018           5.5        3,750            4.9
                                         ----------    ---------     ----------    ----------    ---------    -----------
   Total construction.................       27,442        79.06         60,285          82.4       63,319           81.9
Land development and acquisition......        1,468         4.23          5,715           7.8        7,503            9.7
Land..................................        5,798        16.71          7,183           9.8        6,485            8.4
                                         ----------    ---------     ----------    ----------    ---------    -----------
      Total construction and land.....   $   34,708       100.00%    $   73,183        100.00%   $  77,307          100.0%
                                         ==========    =========     ==========    ==========    =========    ===========

_____________
/(1)/Includes loans in process.


         At June 30, 2001, the Bank's $27.4 million of construction loans and $7.3 million of land and land development loans represented 23.4% and 6.2%, respectively, of total loans receivable. At the same time, the Bank's $21.0 million of speculative construction loans represented 17.9% of total loans receivable. Speculative 1-4 family loans decreased $30.3 million from $50.4 million at June 30, 2000 to $20.1 million at June 30, 2001.

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

         While substantially all of the Bank's construction and land loans are secured by properties located in southern Clay County, the Bank also seeks to diversify its construction and land lending risks among several subdivisions. At June 30, 2001, the Bank had speculative construction loans secured by properties in 50 subdivisions of which 6 represented an exposure to a single subdivision of more than $1.0 million. At June 30, 2001, the Bank had 11 borrowers for which speculative construction loans outstanding totaled more than $1.0 million.

         One- to Four-Family Construction Loans. Loans for the construction of one- to four-family residences are generally made for terms of 6 to 12 months. The Bank's loan policy includes maximum loan-to-value ratios of up to 85% for speculative construction loans and up to 80% for construction loans. Prior to preliminary approval of a construction loan application, Bank personnel inspect the site, review the existing or proposed improvements, identify the market for the proposed project, analyze the pro forma data and assumptions on the project, and satisfy themselves with the experience and expertise of the builder. After preliminary approval has been given, the application is processed. Processing includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, if any, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.

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

         Commercial and Multi-family Construction Loans. Occasionally, the Bank originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. At June 30, 2001, the Bank had $0.9 million of speculative construction loans secured by multi-family properties. The Bank plans on originating commercial or multi-family construction loans, subject to compliance with the Supervisory Agreement.

         Land Loans. At June 30, 2001, the Bank had total land loans of $5.8 million and land development loans of $1.5 million. In making land loans and land development loans, the Bank follows similar underwriting policies as for construction loans. The Bank originates land loans and land development loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years as opposed to the term of up to 12 months that is typical of construction loans. The Bank plans on originating land development loans, subject to compliance with the Supervisory Agreement.

         Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At June 30, 2001, $11.5 million, or 9.8% of the Bank's loan portfolio consisted of multi-family loans and commercial real estate loans.

         Multi-family and commercial real estate loans originated by the Bank require prior written notice of no objection from the OTS. These loans may be either fixed- or adjustable-rate loans with terms to maturity and amortization schedules of up to 25 years. Rates on such ARM loans generally adjust every three to five years to specified spreads over the corresponding U.S. Treasury securities indices. Multi-family and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the sales price. These loans generally have prepayment penalties of 1 to 3% of the principal balance outstanding.

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

         Consumer Lending. Community Bank offers a variety of consumer loans, including automobile and home improvement loans, second mortgage home equity loans, lines of credit secured by first or second mortgage loans, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At June 30, 2001, the Bank's consumer loan portfolio totaled $11.0 million, or 9.4% of its loan portfolio.

         The primary component of the Bank's consumer loan portfolio consists of automobile loans secured by both new and used cars and light trucks. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. In prior years, the Bank originated automobile loans on an indirect basis through automobile dealerships, but discontinued that type of lending in October 2000.

         The Bank's automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. Collision and comprehensive insurance and vendor single-interest coverage is required on all automobile loans. At June 30, 2001, the Bank's indirect automobile loans totaled $2.8 million, or 2.4% of the Bank's loan portfolio and direct automobile loans totaled $5.5 million, or 4.7% of the Bank's loan portfolio.

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

         Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2001, $359,000, or 3.25% of the portfolio in consumer loans were non-performing. See "Asset Quality--Delinquent Loans and Non-performing Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

         The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after June 30, 2002 that have predetermined interest rates is $25.5 million, and that have floating or adjustable rates is $55.7 million.

                                                                                Real Estate
                                       ---------------------------------------------------------------------------------------------
                                                                  Multi-Family
                                       One- to Four-Family       and Commercial             Land                  Construction
                                       -------------------      ---------------     ----------------------     ---------------------
                                                 Weighted               Weighted                 Weighted                  Weighted
                                                  Average                Average                  Average                   Average
                                       Amount      Rate         Amount    Rate       Amount        Rate        Amount        Rate
                                       ------      ----         ------    ----       ------        ----        ------        ----
                                                                                                 (Dollars in Thousands)
Due During Years Ending June 30,
--------------------------------
2002 ..............................   $  2,130     8.70%      $    860    8.95%     $ 2,017        7.92%      $ 28,910       8.70%
2003 ..............................      1,404     9.18          1,226    8.74           30        8.94             --         --
2004 ..............................        750     9.31          1,045    8.55            5        7.88             --         --
2005 and 2006 .....................      1,318     8.58            412    8.32           58        9.46             --         --
2007 to 2011 ......................      2,631     8.54            853    8.09          349        8.43             --         --
2012 to 2026 ......................     11,121     8.30          1,824    8.55        1,092        8.50             --         --
2027 and following ................     40,629     7.85          5,256    8.68        2,247        8.54             --         --
                                      --------   ------       --------  ------      -------      ------       --------      -----
                                      $ 59,982     8.06%      $ 11,476    8.62%     $ 5,798        8.32%      $ 28,910       8.70%
                                      ========                ========              =======                   ========

                                                 Consumer                    Total
                                             --------------------     -------------------
                                                        Weighted                Weighted
                                                         Average                 Average
                                               Amount      Rate       Amount       Rate
                                               ------      ----       ------       ----
Due During Years Ending June 30,
--------------------------------
2002 ..............................          $  2,046     10.33%    $ 35,963       8.75%
2003 ..............................             1,416     10.50        4,076       9.50
2004 ..............................             2,194     10.19        3,994       9.59
2005 and 2006 .....................             5,296      9.75        7,084       9.44
2007 to 2011 ......................                84      9.02        3,917       8.44
2012 to 2026 ......................                10     12.99       14,047       8.35
2027 and following ................                --        --       48,131       7.97
                                             --------     -----     --------       ----
                                             $ 11,046     10.04%    $117,212       8.47%
                                             ========               ========

Origination of Loans

         Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. The President has authority to make secured real estate loans up to $350,000 and secured installment loans up to $40,000. Unsecured installment loans may be approved by the President up to $15,000. The Consumer Loan Department Manager has authority to make secured installment loans up to $40,000 and unsecured installment loans up to $10,000. All loans in excess of these limitations must be approved by the Board of Directors. The Bank has established a Loan Audit Committee which reviews loans made or denied by officers of the Bank. The Loan Audit Committee meets monthly and consists of the Chief Executive Officer and President as well as three members of the Board of Directors.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 2001, the Bank originated $29.8 million in fixed-rate loans and $3.7 million in adjustable-rate loans. For the fiscal year ended June 30, 2000, the Bank originated $104.7 million in fixed-rate loans and $29.4 million in adjustable-rate loans. For the fiscal year ended June 30, 1999 the Bank originated $128.8 million in fixed-rate loans and $37.5 million in adjustable-rate loans.

         In recent years, the Bank has not purchased loans. For the fiscal years ended June 30, 2001, 2000 and 1999, the Bank purchased no loans. As currently structured, longer term, fixed rate loans which don't meet the Bank's asset and liability requirements are sold to investors on either a servicing released or servicing retained basis. Such loans are preapproved by investors with interest rates locked prior to loan funding. The Bank originates conforming, non-conforming and subprime loans for sale to investors. For the year ended June 30, 2001, the Bank sold $30.3 million in conforming residential one- to four-family loans (including $20.4 million of fixed rate loans and one pool of ARM loans totaling $9.9 million), compared to $31.3 million and $57.9 million for the years ended June 30, 2000 and 1999, respectively. Primarily all of the residential loans sold by the Bank are fixed-rate residential loans with maturities of 15 and 30 years, though the Bank sold some one- to four family ARM loans, including a pool of $9.9 million of such loans for the year ended June 30, 2001.

         Set forth below is a table showing the Bank's loan originations, sales and repayments for the periods indicated.

                                                             Year Ended June 30,
                                                             -------------------
                                                      2001         2000         1999
                                                   ---------      ------      --------
Originations by type:                                         (In Thousands)
 Adjustable rate:
  Real estate -
   One- to four-family residential .............  $  2,893       $24,646      $33,341
   Multi-family ................................        --         1,661          443
   Commercial ..................................       192         2,534        1,222
   Land ........................................       604           368        1,914
  Consumer .....................................        --           179          546
                                                  --------       -------      -------
 Total adjustable rate .........................     3,689        29,388       37,466
                                                  --------       -------      -------

 Fixed rate:
  Real estate -
   One- to four-family residential .............    21,969        31,112       51,038
   Multifamily .................................        --           167          120
   Commercial ..................................       765         2,172        2,126
   Land ........................................        65           514        2,765
   Construction ................................     2,233        51,974       59,564
  Consumer .....................................     4,727        18,612       13,208
                                                  --------       -------      -------
 Commercial Business ...........................        --           156           --
 Total fixed rate ..............................    29,759       104,707      128,821
                                                  --------       -------      -------
 Total loans originated ........................    33,448       134,095      166,287
Sales and Repayments:
  Real Estate -
  One- to four-family residential ..............    30,324        17,088       57,949
                                                  --------       -------      -------
  Total loans sold .............................    30,324        17,088       57,949
 Principal repayments ..........................    72,636        80,143       97,631
                                                  --------       -------      -------
  Total sales and repayments ...................   102,960        97,231      155,580
Decrease (increase) in other items, net ........    16,870        (6,936)       8,895
                                                  --------       --------     -------
  Net (decrease) increase ......................  $(52,642)      $29,928      $19,602
                                                  ========       =======      =======

Asset Quality

         The Bank's collection procedures provide that when a loan is past due, a first notice is sent to the borrower requesting payment ten days (for consumer loans) and 16 days (for real estate loans) after the due date. A second notice is sent 16 days (for consumer loans) and 30 days (for real estate) after the due date. At the time of the second notice, phone calls are made by the Bank with personal letter backups. If the loan remains delinquent for 30 days, a second telephone contact is made. If the loan becomes 60 days delinquent, a right-to-cure letter generally is sent and the borrower is notified of the availability of financial or counseling aid. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. At June 30, 2001, 2000 and 1999, the percentage of total loans delinquent 90 days or more to net loans receivable were 6.74%, 3.07% and 0.41%, respectively. The majority of the increase was due to increased delinquent construction loans.

         Delinquent Loans and Non-performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of interest is doubtful. Mortgage and consumer loans are placed on non-accrual status when principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The loan will remain on non-accrual status until the loan is brought current.

         Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 2001, the Bank has $956,000 in real estate owned.

     The following table sets forth information with respect to the Bank's delinquent loans at June 30, 2001.

                                                 Loans Delinquent For
                              -----------------------------------------------------------

                                       60-89 Days                  90 Days and Over                    Total
                              ----------------------------   ----------------------------   ----------------------------
                                                  Percent                        Percent                        Percent
                                                  of Loan                        of Loan                        of Loan
                              Number    Amount    Category   Number    Amount    Category   Number  Amount      Category
                              ------    ------    --------   ------    ------    --------   ------  ------      --------

                                                                (Dollars in Thousands)
Real Estate:
   One- to four-family.......     13    $  918       1.53%      15     $  964       1.61%      28   $ 1,882       3.14%
   Multi-family .............     --        --         --       --         --         --       --        --         --
   Commercial ...............     --        --         --       --         --         --       --        --         --
   Land .....................      1       150       2.59        6        598      10.31        7       748      12.90
   Consumer .................     23       145       1.31       34        311       2.82       57       456       4.13
   Construction or
      Development ...........      9       495       1.71       24      5,618      19.43       33     6,113      21.14
                               -----    ------    -------    -----     ------    -------    -----   -------     ------
      Total .................     46    $1,708       1.54%      79     $7,491       6.74%     125   $ 9,199       8.28%
                                        ======    =======              ======    =======            =======     ======



     The following table sets forth information regarding non-performing loans and real estate owned by the Bank at the dates indicated. As of the dates indicated, the Bank had seven restructured loans within the meaning of SFAS No. 15, with an aggregate balance of $915,000. Non-accruing loans include loans with principal or interest currently delinquent 90 days or more, plus loans previously delinquent for 90 days or more which have not been brought current.

                                                                         At June 30,
                                                         -------------------------------------------
                                                            2001              2000            1999
                                                         ---------         ---------       ---------
                                                                     (Dollars In Thousands)
Non-accruing loans:
    One- to four-family..............................     $  2,331           $ 1,211       $     173
    Commercial ......................................          418                54              --
    Land ............................................          598               342              --
    Construction or development .....................        6,856             6,762             336
    Consumer ........................................          359               143              45
                                                          --------           -------       ---------

       Total ........................................     $ 10,562           $ 8,512             554
                                                                                           ---------

Accruing loans delinquent more than 90 days:
    One- to four-family .............................           --                --              --
    Consumer ........................................           --                --              --
                                                          --------           -------       ---------

       Total ........................................           --                --              --
                                                          --------           -------       ---------

Foreclosed assets:
    One- to four-family .............................          100               179              95
    Commercial real estate ..........................          225                58              58
    Construction or Development .....................          631                --              --
    Consumer ........................................           51                32               7
                                                          --------           -------       ---------

       Total ........................................        1,007               269             160
                                                          --------           -------       ---------

Total non-performing assets .........................     $ 11,569           $ 8,781       $     714
                                                          ========           =======       =========

Total loans delinquent 90 days or more
  to net loans receivable ...........................         6.74%             3.07%           0.41%
                                                          ========           =======       =========

     For the fiscal year ended June 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $657,000. The amount that was included in interest income on such loans was $435,000 for the fiscal year ended June 30, 2001.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2001, the Bank had classified a total of $15.8 million of its assets as substandard. At June 30, 2001, the Bank had no assets classified as doubtful and had $28,000 assets classified as loss. At June 30, 2001, total classified assets comprised $15.8 million, or 107.3% of the Company's capital and 10.4% of the Company's total assets. At June 30, 2000, total classified assets comprised $14.2 million, or 90.1% of the Company's capital and 7.85% of the Company's total assets. The increase in classified assets at June 30, 2001, reflects a deterioration of the credit quality in the construction, commercial and consumer loan portfolios. Total classified assets were $14.8 million at August 31, 2001.

     For a more detailed discussion of the Bank's classified assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2001, and June 30, 2000--Provision for Loan Losses," in the Company's Annual Report to Stockholders included as Exhibit 13 to this Form 10-KSB, which information is incorporated herein by reference.

     Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 2001, there were 78 loans, with an aggregate balance of $12.0 million, classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2001, the Bank had $956,000 in properties which were acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2001, the Bank had a total allowance for loan losses of $3.5 million, representing 33.1% of total non-performing loans and 3.2% of the Bank's loans receivable, net. The increase in the allowance at June 30, 2001 was primarily attributable to an increase in the Bank's classified assets of $1.6 million to $15.8 million. The increase in classified assets was due to the continued deterioration of the credit quality in the construction, commercial and consumer loan portfolio conducted by the Bank. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2001, and June 30, 2000--Provision for Loan Losses," in the Company's Annual Report to Stockholders included as Exhibit 13 to this Form 10-KSB, which information is incorporated herein.

     The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                              At June 30,
                                --------------------------------------------------------------------------------------------------
                                               2001                                2000                            1999
                                -----------------------------------  -------------------------------  ----------------------------
                                                         Percent                          Percent                          Percent
                                                        of Loans                         of Loans                         of Loans
                                           Loan          in Each                Loan      in Each               Loan       in Each
                                Amount of  Amounts      Category  Amount of   Amounts    Category  Amount of  Amounts     Category
                                Loan Loss    by         to Total  Loan Loss     by       to Total  Loan Loss    by        to Total
                                Allowance  Category      Loans    Allowance   Category    Loans    Allowance  Category     Loans
                                ---------  --------    ---------  --------- ----------  ---------  ---------  --------   ---------
                                                               (Dollars in Thousands)

One- to four-family..........    $    431   $ 59,982    51.17%   $    107   $ 84,645      45.33%   $   69   $     71,353     43.74%
Multi-family ................          10      1,986     1.69          14      2,832       1.52        10          1,951      1.20
Commercial real estate ......         101      9,490     8.09         188      7,388       3.96        31          5,496      3.37
Land ........................          96      5,798     4.95         108      7,183       3.85        42          6,485      3.98
Construction or development..       2,240     28,910    24.66       2,237     66,000      35.34       547         63,319     38.81
Consumer ....................         594     11,046     9.42         270     18,676      10.00       228         14,539      8.90
                                 --------   --------   ------    --------   --------    -------    ------   ------------   -------
     Total ..................       3,472    117,212   100.00%   $  2,924   $186,724     100.00%   $  927   $    163,143    100.00%
                                 ========   ========   ======    ========   ========    =======    ======   ============   =======

     The following table sets forth information with respect to the Bank's allowance for loan losses for the fiscal year indicated.

                                                                       Years Ended June 30,
                                                                 -------------------------------
                                                                  2001        2000         1999
                                                                 ------      ------       ------
                                                                      (Dollars in thousands)
Balance at beginning of year ................................    $2,924      $  927       $  669
                                                                 ------      ------       ------
Charge-offs:
  One- to four-family .......................................       122          --            8
  Construction ..............................................       834          --           --
  Consumer ..................................................       276         200           74
                                                                 ------      ------       ------
                                                                  1,232         200           82

Recoveries:
  Consumer ..................................................        41          45           42
                                                                 ------      ------       ------
                                                                     41          45           42
                                                                 ------      ------       ------

Net charge-offs .............................................     1,191         155           40
Provision for loan losses ...................................     1,739       2,152          298
                                                                 ------      ------       ------

Balance at end of year ......................................    $3,472      $2,924       $  927
                                                                 ======      ======       ======

Ratio of net charge-offs during the year
  to average loans outstanding during the year ..............      0.86%       0.10%        0.00%
                                                                 ======      ======       ======

Ratio of allowance for loan loss to ending
  loans receivable, net .....................................      3.12%       1.79%        0.69%
                                                                 ======      ======       ======

Ratio of allowance for loan loss to non-
  performing assets at end of year ..........................     30.01%      33.30%      129.83%
                                                                 ======      ======       ======

Investment Activities

     General. Community Bank must maintain adequate levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements previously imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 21.61%. See "Regulation - Liquidity."

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

     Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. The Bank has invested primarily in federal agency securities, principally Freddie Mac and Government National Mortgage Association ("GNMA") obligations. At June 30, 2001, the Bank's investment in mortgage-backed securities totaled $8.0 million, or 5.3% of its total assets. At June 30, 2001, all but $25,000 of the Bank's mortgage-backed securities were classified as available for sale. At June 30, 2000, all of the Bank's mortgage-backed securities were classified as held to maturity.

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

     Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                                  Year Ended June 30,
                                                          -----------------------------------
                                                            2001         2000         1999
                                                          --------     ---------    ---------
                                                                    (In Thousands)
Purchases ............................................    $ 8,005      $    --      $     --
Sales ................................................         --           --            --
Unrealized loss on mortgage-backed securities
  available for sale .................................        (34)          --            --
Repayments ...........................................        (14)         (18)          (18)
                                                          -------      -------      --------
Net increase (decrease) ..............................    $ 7,957      $   (18)     $    (18)
                                                          =======      =======      ========

     Other Investments. At June 30, 2001, the Bank's investment securities other than mortgage-backed securities consisted of U.S. Government agency securities, municipal bonds, U.S. Treasury Bills, FHLB stock and other FHLB interest-earning assets.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 2001, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Bank's investment securities, net of premiums and discounts, at the dates indicated.

                                                                                         June 30,
                                                         ---------------------------------------------------------------------------
                                                                   2001                    2000                        1999
                                                         ----------------------    -------------------       -----------------------
                                                         Carrying        % of      Carrying     % of         Carrying         % of
                                                          Value          Total      Value       Total         Value          Total
                                                         -------        -------    -------     -------       -------         -------
                                                                                 (Dollars in Thousands)
Investment securities available-for-sale:
  Federal agency obligations .........................   $ 3,996          16.94    $    --          --       $    --             --%
                                                         -------        -------    -------     -------       -------         ------
Subtotal .............................................     3,996          16.94         --          --            --             --

Investment securities held-to-maturity ...............       379           1.61        187        2.17%      $    93           1.08%
                                                         -------        -------    -------     -------       -------         ------
Subtotal .............................................       379           1.61        187        2.17            93           1.08%

FHLB stock ...........................................     2,323           9.85      2,323       27.01         2,173          25.22
                                                         -------        -------    -------     -------       -------         ------
Total investment securities and
    FHLB stock .......................................     6,698          28.40      2,510       29.18         2,266          26.30
                                                         -------        -------    -------     -------       -------         ------

Other interest-earning assets:
FHLB CD's ............................................     8,000          33.92      3,000       34.89            --             --
FHLB checking ........................................     2,888          12.25      1,964       22.85         3,351          38.89
FHLB Daily Time ......................................     5,997          25.43      1,125       13.08         3,000          34.81
                                                         -------        -------    -------     -------       -------         ------
   Total other interest-earnings assets ..............    16,885          71.60    $ 6,089       70.82         6,351          73.70
                                                         -------        -------    -------     -------       -------         ------

Total investment portfolio ...........................   $23,583         100.00%   $ 8,599      100.00%      $ 8,617         100.00%
                                                         =======        =======    =======     =======       =======         ======

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities excluding FHLB stock at June 30, 2001.

                                                                         June 30, 2000
                                            -------------------------------------------------------------------------
                                             Less than     1 to 5     5 to 10     Over
                                              1 Year       Years       Years     10 Years   Total Investment Securities
                                            ----------  ----------  ----------  ----------  ---------------------------
                                             Carrying    Carrying    Carrying    Carrying     Carrying        Fair
                                              Value       Value       Value       Value        Value          Value
                                            ----------  ----------  ----------  ----------  -----------    -----------
                                                                     (Dollars in Thousands)
Investment Securities .....................  $    301     $    14     $    23     $    41      $   379       $   379
                                             --------     -------     -------     -------      -------       -------
Federal agency obligations ................  $     --     $ 3,996     $    --     $    --      $ 3,996       $ 3,996
                                             --------     -------     -------     -------      -------       -------
Total investment securities ...............  $    301     $ 4,010     $    23     $    41      $ 4,375       $ 4,375
                                             ========     =======     =======     =======      =======       =======
Weighted average yield ....................      4.63%       5.96%       6.50%       6.50%        5.88%

Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, sale or maturity of investments, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 2001, the Bank had $10.2 million in FHLB advances.

     Deposits. Community Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to seven years.

     The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Historically, Community Bank has solicited deposits from its primary market area. However, in fiscal 2000, the Bank also solicited brokered deposits as a source of funds for its loan originations. During fiscal 2001, substantially all of the brokered deposits matured and rolled off. The Bank is no longer soliciting brokered deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 2001, $77.3 million, or 76.5% of the Bank's certificates of deposit were in certificates of deposit scheduled to mature in 12 months or less. The Bank believes that upon maturity, a majority of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The Bank's total deposits decreased from $135.6 million at June 30, 2000, to $124.6 million at June 30, 2001. This decrease resulted primarily from the maturity and roll off of brokered deposits of $14.7 million.

Savings Portfolio

     The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                           At June 30,
                                                ----------------------------------------------------------------
                                                       2001                   2000                 1999
                                                -------------------   --------------------  --------------------
                                                 Balance   Percent     Balance    Percent    Balance   Percent
                                                --------- ---------   ---------  ---------  --------- ----------
                                                                    (Dollars  in  Thousands)
Transactions and Savings
 Deposits:
  Passbook savings ...........................   $  3,655      2.93%   $  3,928       2.90%  $  4,079      4.02%
  NOW accounts ...............................      9,468      7.60       9,811       7.23      8,988      8.86
  Money market accounts ......................      6,092      4.89       5,403       3.98      5,776      5.69
  Noninterest-bearing demand accounts ........      4,269      3.43       4,021       2.97      3,953      3.90
                                                 --------  --------    --------   --------   --------  --------
    Total non-certificates                         23,484     18.85      23,163      17.08     22,796     22.48
                                                 --------  --------    --------   --------   --------  --------

Certificates:
  2.00 - 3.99% ...............................      2,674      2.14          --         --          1        --
  4.00 - 5.99% ...............................     34,702     27.85      41,653      30.71     60,954     60.10
  6.00 - 7.99% ...............................     63,749     51.16      70,815      52.21     17,673     17.42
                                                 --------  --------    --------   --------   --------  --------
   Total certificates                             101,125     81.15%    112,468      82.92%    78,628     77.52%
                                                 --------  --------    --------   --------   --------  --------
         Total                                   $124,609    100.00%   $135,631     100.00%  $101,424    100.00%
                                                 --------  --------    --------   --------   --------  --------

Deposit Activity

     The following table sets forth the deposit activities of the Bank for the periods indicated:

                                                           Years Ended June 30,
                                                  ------------------------------------
                                                    2001         2000           1999
                                                  --------     --------      ---------
                                                          (Dollars in Thousands)
Opening balance ...............................   $135,631     $101,424      $  85,777
Deposits(1) ...................................    279,372      299,198        250,886
Withdrawals ...................................    296,158      269,531        238,780
Interest credited .............................      5,764        4,540          3,541
                                                  --------     --------      ---------

Ending balance ................................   $124,609     $135,631      $ 101,424
                                                  ========     ========      =========
Net (decrease) increase .......................   $(11,022)    $ 34,207      $  15,647
                                                  ========     ========      =========

Percent (decrease) increase ...................      (8.13)%      33.73%         18.24%
                                                  ========     ========      =========

------------------
(1) Does not reflect the rollover of certificates of deposit.

Time Deposit Maturity Schedule

     The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 2000.

                                                       Weighted
Certificate accounts maturing in            Total       Average     Percent of
--------------------------------
quarter ending:                            Balance       Rate         Total
--------------                            ---------   ----------    ---------

                                                (Dollars in Thousands)

September 30, 2001 .....................    $21,189         6.49%        20.96%
December 31, 2001 ......................     17,277         6.03         17.08
March 31, 2002 .........................     18,552         5.99         18.35
June 30, 2002 ..........................     20,320         5.74         20.09
September 30, 2002 .....................      6,759         5.51          6.68
December 31, 2002 ......................      2,453         5.44          2.43
March 31, 2003 .........................      2,077         5.89          2.05
June 30, 2003 ..........................        992         5.59          0.98
September 30, 2003 .....................        365         5.73          0.36
December 31, 2003 ......................        759         4.88          0.75
March 31, 2004 .........................      2,261         6.45          2.24
June 30, 2004 ..........................      1,451         6.65          1.43
Thereafter .............................      6,670         6.35          6.60
                                           --------                   --------
    Total                                  $101,125                     100.00%

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.

                                                                 Maturity
                                         ----------------------------------------------------------
                                           3 Months     Over 3 to 6    Over 6 to 12       Over
                                           or Less         Months         Months        12 Months       Total
                                         -----------    ------------   ------------   -------------   ---------
                                                                (Dollars in Thousands)
Certificates of deposit less
 than $100,000 ......................... $   17,553      $   15,262     $  28,168      $   20,242    $   81,225
Certificates of deposit of
 $100,000 or more ......................      3,636           2,015        10,704           3,545        19,900
                                         ----------      ----------     ---------      ----------    ----------
  Total certificates of deposit ........ $   21,189      $   17,277     $  38,872      $   23,787    $  101,125
                                         ==========      ==========     =========      ==========    ==========

     Borrowings. Community Bank's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 2001, the Bank had $10.2 million in advances from the FHLB. The Bank has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements.

     The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.

                                                      Years Ended June 30,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
                                                        (In Thousands)

Maximum Balance:
---------------
  FHLB advances .............................    $ 26,750  $ 45,450  $ 43,450

Average Balance:
---------------
  FHLB advances .............................    $ 17,027  $ 33,288  $ 33,837



                                                          At June 30,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
                                                        (In Thousands)

  FHLB advances .............................    $ 10,150  $ 26,750  $ 29,450
                                                 ========  ========  ========

  Weighted average interest rate ............        5.60%     6.16%     5.43%

Service Corporation Activities

     As a federally chartered savings association, Community Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $3.0 million at June 30, 2001, in the stock of, or loans to, service corporation subsidiaries. Community may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At June 30, 2001, Community Bank had one subsidiary, CBES Service Corporation ("CBES"). CBES was established in March 1993 for the purpose of offering credit life, health and accident insurance to its customers. At June 30, 2001, the Bank's investment in CBES was $1,000. Also, for the fiscal year ended June 30, 2001, CBES had no pre-tax income.

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

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings and loan associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 2001 and April 1991, respectively. The prior OTS examination resulted in the Bank entering into the Supervisory Agreement. See "Description of Business--Supervisory Agreement" herein. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves, as occurred with the prior OTS examination.

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

     OTS regulations limit a thrift institution's loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, the Bank's lending limit under this restriction was approximately $2.5 million. See "Description of Business--Supervisory Agreement" herein.

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

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

Capital Requirements.

     OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge.

     At June 30, 2001, the Bank had tangible capital of $13.0 million, or 8.57% of adjusted total assets, which is approximately $10.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2001, the Bank had core capital equal to $13.0 million, or 8.57% of adjusted total assets, which is $6.9 million above the minimum leverage ratio requirement of 4% as in effect on that date. At that date, the Bank had total risk based capital of $14.3 million (including approximately $13.0 million in core capital and $1.3 million in qualifying supplementary capital) and risk-weighted assets of $107.7 million (with no converted off-balance sheet assets); or total capital of 13.31% of risk-weighted assets. This amount was $5.7 million above the 8% requirement in effect on that date.

Prompt Corrective Regulatory Action

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At June 30, 2001, the Bank was categorized as "well capitalized"under the prompt corrective action regulations.

Standards for Safety and Soundness

     Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

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

Liquidity.

         The Bank is required to maintain liquid assets in an amount that would ensure its safe and sound operation. The Bank's liquidity ratio at June 30, 2001 was 21.61%.

Qualified Thrift Lender Test

         As a federal savings institution, the Bank is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2001, the Bank met the qualified thrift lender test.

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

Holding Company Regulation

         Federal law and regulation generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of the Company, from acquiring control of any savings association not a subsidiary of a savings and loan holding company, unless the acquisition is approved by the OTS.

         The Company is a unitary savings and loan holding company under federal law because The Bank is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. Recent legislation, however, restricts unitary saving and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. In view of the holding company's size and business plan, the Board of Directors of the Company does not believe that the recent legislation will have a material impact on the holding company. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owner's Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for the bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners Loan Act.

         The activities authorized by the Federal Reserve Board as permissible for bank holding companies also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

         Qualified Thrift Lender Test. Federal law provides that any savings and loan holding company that controls a savings association that fails the qualified thrift lender test, as explained above, must, within one year after the date on which the association ceases to be a qualified thrift lender, register as and be deemed a bank holding company under all applicable laws and regulations.

Federal Securities Law

         The stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings and loan associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2001, the Bank was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal and State Taxation

         For federal income tax purposes, the Company and the Bank file a consolidated federal income tax return on a fiscal year basis using the accrual method of accounting.

         As a result of federal legislation enacted in 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of the Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At June 30, 2001, the Bank had a balance of approximately $1.7 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

         Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. The Company accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets will be adjusted to reflect changes in the tax laws.

         The Company will be subject to the corporate alternative minimum tax to the extent it exceeds the Company's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         The Company's recent income tax returns have not been audited by the Internal Revenue Service.

         State Taxation. The Missouri Corporation Income Tax Act provides for an exemption from the Missouri Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock associations (e.g., the Bank). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Bank (as well as the Company) are subject to the Missouri Corporate Income Tax based on their Missouri taxable income, as well as franchise taxes. The Missouri Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Missouri taxable income to 8% on all Missouri taxable income in excess of $200,000.For these purposes, "Missouri taxable income" means net income which is earned within or derived from sources within the State of Missouri, after adjustments permitted under Missouri law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Bank became subject to the Missouri Shares Tax after the Conversion, which will be imposed on the assessed value of the Bank's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Employees
---------

         At June 30, 2001, the Bank had a total of 60 full-time and 10 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

Executive Officers of the Bank and the Company Who Are Not Directors
--------------------------------------------------------------------

         Margaret E. Teegarden. Ms. Teegarden, age 52, is the Manager of the Bank's Savings Department, responsible for managing the Bank's savings department. Ms. Teegarden joined the Bank in 1978.


         James V. Alderson. Mr. Alderson, age 55, has served as the Manager of the Consumer Loan Department since June 1994, responsible for supervision of the Bank's consumer lending operations. Mr. Alderson has been with the Bank since 1990 and served as a loan officer until June 1994.

         Keith E. Folkerts. Mr. Folkerts, age 52, is the Senior Vice-President of Non-Residential Lending, responsible for managing the Bank's construction and commercial lending. Prior to joining the Bank in 2001, Mr. Folkerts was Senior Commercial Loan Officer with People's Bank in Overland Park, Kansas.

         Brenda K. Barnes. Ms. Barnes, age 39, is Senior Vice-President of Residential Lending, responsible for the Bank's residential lending operations. Prior to joining the Bank in 2001, Ms. Barnes was the Managing Underwriter with Corinthian Mortgage Corporation in Mission, Kansas.

         Ronald W. Hill. Mr. Hill, age 52, has served as the Chief Financial Officer and Manager of the Bank's Accounting Department since July 16, 2001. He is responsible for the supervision of the Accounting Department and reporting to regulatory authorities. He is also responsible for overseeing the Bank's asset/liability management program.

Item 2.  Description of Property
--------------------------------

         The Bank conducts its business through its main office, located in Excelsior Springs, Missouri and two branch offices, one located in Kearney, Missouri and the other in Liberty, Missouri. On August 13, 2001, the Bank announced the sale of the Kearney Branch to Kearney Trust Company, subject to regulatory approval. The Bank's Liberty branch office is leased. The following table sets forth information relating to the Bank's offices as of June 30, 2001. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2001 was approximately $2.1 million.

                                                              Total
                                                           Approximate
                                                Date          Square      Net Book Value at
           Location                           Acquired       Footage       June 30, 2001
------------------------------------          --------     -----------    ---------------
                                                                           (In thousands)
Main Office:                                    1983          10,000         $       962
1001 North Jesse James Road
Excelsior Springs, Missouri  64024

Branch Offices:                                 1998           2,725                 850
601 N. Country
Kearney, Missouri  64020

913 Liberty Drive                              Leased         10,500                 267
Liberty, Missouri 64020                    (Expires March
                                                2003)


         Community Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company. The Bank intends to reduce the amount of space leased for the Liberty office.

Item 3.  Legal Proceedings
--------------------------

         The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations on a consolidated basis. For a discussion of the Supervisory Agreement entered into by the Bank, see "Item 1. Description of Business--Supervisory Agreement" herein.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
------------------------------------------------------------------------------
Matters
-------

         Page 43 of the attached 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         Pages 5 to 15 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

         Pages 16 to 42 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

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

                                    PART III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 25, 2001.

Item 10. Executive Compensation
--------------------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 25, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 25, 2001.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 25, 2001.

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

         (a) (1)  Financial Statements:
         -----------------------------

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 2001, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                                      Page in
                                                                                                       Annual
            Annual Report Section                                                                      Report
            ---------------------                                                                      ------

Report of Independent Auditors ......................................................................    16

Consolidated Balance Sheets at June 30, 2001 and 2000 ...............................................    17

Consolidated Statements of Operations for the Years ended June 30, 2001, 2000 and 1999 ..............    18

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years ended
   June 30, 2001, 2000 and 1999 ....................................................................     19

Consolidated Statements of Cash Flows for the Years ended June 30, 2001, 2000 and 1999 .............     20

Notes to Consolidated Financial Statements .........................................................     22

         (a)(2) Financial Statement Schedules - All financial statement
                -----------------------------
schedules have been omitted as the information is either inapplicable or not required under the related instructions.

         (a)(3) Exhibits - The following exhibits are either filed or attached
                --------
as part of this report or are incorporated herein by reference.


                                                                                         Reference to
             Regulation                                                                 Prior Filing or
            S-B Exhibit                                                                 Exhibit Number
               Number                     Document                                      Attached Hereto
               ------                     --------                                      ---------------
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

                 4            Instruments defining the rights of                               *
                              security holders, including indentures

                 9            Voting trust agreement                                         None

                10.1          Proposed Stock Option and Incentive Plan                         *

                10.2          Proposed Recognition and Retention Plan                          *

                10.3          Employment Agreement with Larry E. Hermreck, Daryl               *
                              R. Goettling, Margaret E. Teegarden and Dennis D.
                              Hartman.

                                                                                         Reference to
             Regulation                                                                 Prior Filing or
            S-B Exhibit                                                                 Exhibit Number
               Number                     Document                                      Attached Hereto
               ------         --------------------------------                          ---------------
                10.4          Employee Stock Ownership Plan                                    *

                10.5          Director Emeritus Agreements                                     *

                10.6          Salary Continuation Agreement                                    *

                10.7          Severance Agreements with Larry Hermreck, Deryl R.              **
                              Goettling, Margaret E. Teegarden and Dennis D.
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

         (b) Reports on Form 8-K - No Form 8-K was filed during the last quarter
             -------------------
of the year covered by this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CBES BANCORP, INC.

Date: September 27, 2001        By:   /s/ Paul L. Thomas
                                  ----------------------------------------------
                                   Paul L. Thomas, Chief Executive Officer and
                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Paul L. Thomas            By:  /s/ Cecil E. Lamb
    ---------------------------        -----------------------------------------
     Paul L. Thomas, Chief               Cecil E. Lamb, Director
      Executive Officer and
      Chairman of the Board
     (Principal Executive Officer)

Date: September 27, 2001           Date: September 27, 2001


By:  /s/ Ronald W. Hill            By: /s/ Dennis D. Hartman
     -------------------------         -----------------------------------------
     Ronald W. Hill, Chief               Dennis D. Hartman, President and
      Financial Officer                    Director
     (Principal Accounting and
       Financial Officer)

Date: September 27, 2001           Date: September 27, 2001


By:  /s/ Richard Cox               By: /s/ Robert McCrorey
     -------------------------         -----------------------------------------
     Richard Cox, Director               Robert McCrorey, Director

Date: September 27, 2001           Date: September 27, 2001


By:  /s/ Robert L. Lalumondier     By: /s/ Rodney Rounkles
     --------------------------        -----------------------------------------
     Robert L. Lalumondier,              Rodney Rounkles, Director
      Director

Date: September 27, 2001           Date: September 27, 2001

                                Index to Exhibits

Exhibit 13                 2001 Annual Report to Stockholders
Exhibit 21                 Subsidiaries of the Registrant
Exhibit 23                 Consent of Experts and Counsel