Form 10QSB
period 2001-09-30
CBES BANCORP INC
filed 2001-11-14
CIK 1017308

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                                  Yes X No
                                     --   ---

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

               Class                           Outstanding at November 2, 2001
  ----------------------------------           --------------------------------
    Common stock, .01 par value                              875,805
===============================================================================

                      CBES BANCORP, INC. AND SUBSIDIARIES

                               Table of Contents

PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited):

           Consolidated Statements of Financial Condition at September 30,
             2001 and June 30, 2001......................................................................1

           Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000...........................................................2

           Consolidated Statements of Stockholders' Equity and Comprehensive Income
             (Loss) for the three months ended September 30, 2001........................................3

           Consolidated Statements of Cash Flows for the three months ended
             September 30, 2001 and 2000 ................................................................4

           Notes to Consolidated Financial Statements (unaudited)........................................5

        Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................................6

PART II - OTHER INFORMATION..............................................................................11

SIGNATURES..............................................................................................12

                   CBES BANCORP, INC. AND SUBSIDIARIES
              Consolidated Statements of Financial Condition
                               (Unaudited)
                   September 30, 2001 and June 30, 2001



                                                                                      September 30,             June 30,
                                       Assets                                             2001                    2001
                                                                                      -------------          -------------
Cash                                                                                  $   1,195,966          $   1,222,857
Interest-bearing deposits in other financial institutions                                21,234,123             16,885,248
Investment securities available-for-sale                                                 13,199,594             11,966,804
Investment securities held-to-maturity (estimated fair value
    of $101,000 and $405,000 respectively)                                                  100,367                404,177
Loans held for sale, net                                                                  1,808,124              1,440,429
Loans receivable, net                                                                    99,478,304            109,717,025
Accrued interest receivable:
   Loans receivable                                                                         598,717                746,108
   Investment and mortgage-backed securities and interest-bearing deposits                  178,725                 60,477
Real estate owned                                                                         1,826,022                956,165
Stock in Federal Home Loan Bank (FHLB), at cost                                           2,322,500              2,322,500
Office property and equipment, net                                                        1,174,508              1,229,014
Office property and equipment, held for sale                                                850,000                850,000
Current income taxes receivable                                                             704,942                244,598
Deferred income tax assets                                                                  774,262              1,324,000
Cash surrender value of life insurance and other assets                                   2,252,693              2,343,341
                                                                                      -------------          -------------
                 Total Assets                                                         $ 147,698,847          $ 151,712,743
                                                                                      =============          =============

             Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                                                          $ 119,940,091          $ 124,608,965
    FHLB advances                                                                        10,150,000             10,150,000
    Accrued expenses and other liabilities                                                1,120,675                801,211
    Accrued interest payable on deposits                                                    183,396                189,222
    Advance payments by borrowers for property taxes and insurance                        1,436,338              1,218,622
                                                                                      -------------          -------------
                Total Liabilities                                                       132,830,500            136,968,020
                                                                                      -------------          -------------

Stockholders' Equity:
    Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
        shares issued                                                                        10,319                 10,319
    Additional paid-in capital                                                           10,037,687             10,030,411
    Retained earnings, substantially restricted                                           7,842,684              8,022,702
    Unearned employee benefits                                                             (261,173)              (304,066)
    Accumulated other comprehensive income (loss)                                           226,341                (27,132)
    Treasury stock, 156,046 shares at cost                                               (2,987,511)            (2,987,511)
                                                                                      -------------          -------------
                 Total stockholders' equity                                              14,868,347             14,744,723
                                                                                      -------------          -------------
                 Total liabilities and stockholders' equity                           $ 147,698,847          $ 151,712,743
                                                                                      =============          =============


See accompanying note to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30
                                                          2001            2000
                                                      -----------       ---------
Interest income:
   Loans receivable                                   $ 2,144,691       3,477,749
   Investment and mortgage-backed securities              195,817           3,488
   Other                                                  151,784         121,634
                                                      -----------       ---------
        Total interest income                           2,492,292       3,602,871
                                                      -----------       ---------

Interest expense:
   Deposits                                             1,522,974       1,804,141
   FHLB advances                                          145,359         467,659
                                                      -----------       ---------
        Total interest expense                          1,668,333       2,271,800
                                                      -----------       ---------

Net interest income                                       823,959       1,331,071

Provision for loan losses                                 111,134         567,869
                                                      -----------       ---------
        Net interest income after
          provision for loan losses                       712,825         763,202
                                                      -----------       ---------

Non-interest income:
   Gain on sale of loans, net                             103,620          56,553
   Customer service charges                                70,866          76,655
   Loan servicing fees                                      2,250           7,106
   Other                                                   59,642          45,022
                                                      -----------       ---------
        Total non-interest income                         236,378         185,336
                                                      -----------       ---------

 Non-interest expense:
   Compensation and benefits                              646,190         633,223
   Office property and equipment                          145,613         208,782
   Data processing                                         53,843          58,821
   Federal insurance premiums                              15,585           6,847
   Advertising                                              9,477          15,883
   Real estate owned and repossessed assets                38,262          81,085
   Other                                                  222,058         570,236
                                                      -----------       ---------
        Total non-interest expense                      1,131,028       1,574,877
                                                      -----------       ---------

        (Loss) before income taxes                       (181,825)       (626,339)

Income tax (benefit)                                      (69,284)       (247,968)
                                                      -----------       ---------
        Net (loss)                                    $  (112,541)       (378,371)
                                                      ===========       =========

(Loss) per share-basic                                $     (0.13)          (0.45)
                                                      ===========       =========
(Loss) per share-diluted                              $     (0.13)          (0.45)
                                                      ===========       =========
Basic weighted average shares                             849,131         836,868
                                                      ===========       =========
Diluted weighted average shares                           849,685         836,868
                                                      ===========       =========


See accompanying note to unaudited consolidated fiancial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  For the three months ended September 30, 2001
                                   (Unaudited)



                                                                                          Accumulated
                                                    Additional                Unearned        other                        Total
                                         Common      paid-in     Retained     employee    comprehensive    Treasury    stockholders'
                                         stock       capital     earnings     benefits    income (loss)     stock          equity
                                       ---------   -----------   ---------    --------    -------------   ----------   ----------

Balance at June 30, 2001               $  10,319   10,030,411    8,022,702    (304,066)     (27,132)      (2,987,511)  14,744,723

Comprehensive income (loss):
   Net loss                                    -            -     (112,541)          -            -                -     (112,541)
   Other comprehensive income -
     unrealized holding gains on debt
     and equity securities available-
     for-sale, net of tax                      -            -           -            -      253,473                -      253,473
                                       ---------   ----------    ---------    --------      -------       ----------   ----------
       Total comprehensive income              -            -     (112,541)          -      253,473                -      140,932

Allocation of ESOP shares                      -        7,276            -      21,780            -                -       29,056

Amortization of RRP                            -            -            -      21,113            -                -       21,113

Dividends declared
 ($.08 per share payable
    October 23, 2001)                          -            -      (67,477)          -            -                -      (67,477)
                                       ---------   ----------    ---------    --------      -------       ----------   ----------
Balance at
September 30, 2001                     $  10,319   10,037,687    7,842,684    (261,173)     226,341       (2,987,511)  14,868,347
                                       =========   ==========    =========    ========      =======       ==========   ==========


See accompayning note to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                       Three months ended September 30,
                                  (Unaudited)


                                                                                       2001                 2000
                                                                                  ------------         ------------
Cash flows from operating activities:
  Net (loss)                                                                      $   (112,541)        $   (378,371)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Provision for loan losses                                                         111,134              567,869
     Depreciation                                                                       57,993              109,661
     Amortization of RRP and allocation of ESOP shares                                  50,169               30,168
     Loss (gain) on disposition of real estate owned, net                              (15,000)              65,392
     Proceeds from sale of loans held for sale                                       6,384,088            5,765,167
     Origination of loans held for sale                                             (6,648,163)          (6,895,031)
     Gain on sale of loans held for sale, net                                         (103,620)             (56,553)
     Premium amortization and accretion of discounts and deferred fees, net            (25,670)            (159,974)
     Provision for deferred income taxes                                               391,060             (207,130)
     Changes in assets and liabilities:
       Accrued interest receivable                                                      29,143                7,378
       Other assets                                                                     90,648                4,421
       Accrued expenses and other liabilities                                          319,464             (153,474)
       Accrued interest payable on deposits                                             (5,826)             (88,694)
       Current income taxes receivable                                                (460,344)            (255,839)
                                                                                  ------------         ------------
         Net cash provided by (used in) operating activities                            62,535           (1,645,010)
                                                                                  ------------         ------------
Cash flows from investing activities
  Net decrease in loans receivable                                                   9,050,370            7,913,645
  Purchase of investment securities available-for-sale                              (1,006,335)                   -
  Maturity of investment securities held-to-maturity                                   303,000              104,000
  Principal repayments on mortgage-backed securities held-to-maturity                    2,801                3,675
  Principal repayments on mortgage-backed securities available-for-sale                181,735                    -
  Purchase of office property and equipment                                             (3,487)             (11,712)
  Proceeds from sale of real estate owned                                              250,000                1,000
                                                                                  ------------         ------------
         Net cash provided by investing activities                                   8,778,084            8,010,608
                                                                                  ------------         ------------
Cash flows from financing activities:
  (Decrease) in deposits                                                            (4,668,874)          (2,344,066)
  Proceeds from FHLB advances                                                                -           51,800,000
  Repayments of FHLB advances                                                                -          (51,800,000)
  Increase in advance payments by borrowers for property taxes and insurance           217,716              385,076
  Dividends paid                                                                       (67,477)            (116,534)
                                                                                  ------------         ------------
         Net cash used in investing activities                                      (4,518,635)          (2,075,524)
                                                                                  ------------         ------------
         Net increase in cash and cash equivalents                                   4,321,984            4,290,074
Cash and cash equivalents at the beginning of the period                            18,108,105            7,242,045
                                                                                  ------------         ------------
Cash and cash equivalents at the end of the period                                $ 22,430,089           11,532,119
                                                                                  ============         ============
Supplemental disclosure of cash flow information
  Cash paid during the period for income taxes                                    $          -         $    225,000
                                                                                  ============         ============
  Cash paid during the period for interest                                        $  1,528,800         $  1,892,835
                                                                                  ============         ============
Supplemental schedule of noncash investing and financing activities
  Conversion of loans to real estate owned                                        $  1,104,857         $    383,897
                                                                                  ============         ============
  Loans made to finance sales of real estate owned                                $    115,000         $          -
                                                                                  ============         ============
  Dividends declared and payable                                                  $     67,477         $     66,151
                                                                                  ============         ============


See accompanying note to unaudited consolidated financial statements.

                      CBES BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                              September 30, 2001


(1)  Basis of Preparation
     --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 2001 has been derived from the audited balance sheet as of that date.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at September 30, 2001 to the financial condition at June 30, 2001, its fiscal year-end, and the results of operations for the three months ended September 30, 2001 with the same period in 2000. This discussion should be read in conjunction with the interim financial statements and notes, which are included herein. This Quarterly Report of Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

General
-------

The Company was organized as a Delaware Corporation in June 1996 to acquire all of the capital stock issued by the Bank upon its conversion from the mutual to stock form of ownership. The Bank was founded in 1931 as a Missouri chartered savings and loan located in Excelsior Springs, Missouri. In 1995, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank. The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two insurance funds administered by the FDIC.

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch offices located in Kearney and Liberty, both in Clay County, Missouri. In August 2001, the Bank announced its intention to sell the Kearney branch office to Kearney Trust Company, subject to regulatory approval. Permission has been received from the OTS to sell the branch. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

The most significant outside factors influencing the operations of the Bank and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of the agencies that regulate financial institutions. More specifically, the cost of funds primarily consisting of insured deposits is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

Financial Condition
-------------------

Total assets decreased $2.8 million, or 2.65%, to $147.7 million at September 30, 2001 from $151.7 million at June 30, 2001. This was primarily due to a decrease of $10.2 million in net loans receivable offset by an increase of $4.4 million in other interest-bearing deposits and an increase of $1.2 million in investment securities.

Net loans decreased by $10.2 million, or 9.33%, to $99.5 million at September 30, 2001 from $109.7 million at June 30, 2001. The decrease was primarily due to decreases in construction loans, net of loans in process, of $6.5 million, one-to-four family loans of $2.9 million and consumer loans of $1.6 million offsetting an increase in commercial real estate loans of $1.6 million. Loans held for sale, net, were $1.8 million at September 30,

2001 compared to $1.4 million at June 30, 2001. Due to fewer loan originations in the three months ended September 30, 2001, interest-bearing deposits in other financial institutions increased by $4.3 million and investment securities available for sale increased by $1.2 million. Investment securities held-to-maturity decreased to $100,000 at September 30, 2001 from $404,000 at June 30, 2001.

Deposits decreased $4.7 million, or 3.75%, to $119.9 million at September 30, 2001 from $124.6 million at June 30, 2001. Due to decreased loan demand, the Bank has not been as aggressive as in prior years in retaining deposits. FHLB advances were $10.2 million at both September 30 and June 30, 2001. Stockholders' equity increased $124,000 to $14.9 million at September 30, 2001 from $14.7 million at June 30, 2001. The increase was primarily due to the increase in unrealized gains of $253,000, net of tax, on debt and equity securities held for sale. That increase and the amortization of unearned employee benefits offset the net loss of $113,000 and common stock dividend declared of $67,000.

Comparison of Operating Results for the Three Months Ended September 30, 2001
-----------------------------------------------------------------------------
and 2000
--------

Performance Summary. For the three months ended September 30, 2001, the company had a net loss of $113,000, or $0.13 per basic and diluted share, compared to a net loss of $378,000, or $0.45 per basic and diluted share for the three months ended September 30, 2000. The decrease in the net loss was primarily due to a decrease in the provision for loan losses of $457,000, a decrease in non-interest expense of $444,000 and an increase in non-interest income of $51,000 offsetting a decrease in net interest income of $507,000.

Net Interest Income. Net interest income was $824,000 for the three months ended September 30, 2001, a decrease of $507,000 from the $1.3 million for the three months ended September 30, 2000. Interest income was $2.5 million for the three months ended September 30, 2001 compared to $3.6 million for the three months ended September 30, 2000. Interest expense was $1.7 million for the three months ended September 30, 2001 compared to $2.3 million for the three months ended September 30, 2000. The average yields on interest earning assets were 7.13% and 8.41% for the three months ended September 30, 2001 and 2000, respectively. The average rates on interest bearing liabilities were 5.07% and 5.62% for the same periods, respectively. That resulted in average net interest rate spreads of 2.06% and 2.79% for the three months ended September 30, 2001 and 2000, respectively. The average net interest margins were 2.36% and 3.11% for the three months ended September 30, 2001 and 2000, respectively.

Interest Income. Total interest income was $2.5 million for the three months ended September 30, 2001, a decrease of $1.1 million from the $3.6 million for the three months ended September 30, 2000. Interest income from loans receivable was $2.1 million for the three months ended September 30, 2001, a decrease of $1.3 million from the $3.5 million for the three months ended September 30, 2000. The decrease was primarily due to decreased average balances in loans outstanding and a decrease in the average yields on those loans. The average balance of outstanding loans was $105.9 million and $161.5 million for the three months ended September 30 2001 and 2000, respectively. The average yields were 8.10% and 8.61%, respectively. Loans on non-accrual status continue to have a significant negative effect on interest income. Non-accrual loans were $11.6 million at September 30, 2001 compared to $13.4 million at September 30, 2000. For the three months ended September 30, 2001, gross interest income which would have been recorded had the non-accrual loans been current in accordance with their original terms amounted to $512,000. Interest income on investment and mortgage-backed securities and other interest bearing deposits increased to $348,000 for the three months ended September 30, 2001 compared to $125,000 for the three months ended September 30, 2000. The increase was primarily due to increased average balances outstanding in the current period.

Interest Expense. Total interest expense was $1.7 million for the three months ended September 30, 2001, a decrease of $603,000 from the $2.3 million for the three months ended September 30, 2000. Interest expense on deposits was $1.5 million for the three months ended September 30, 2001, a decrease of $281,000 from the $1.8 million for the three months ended September 30, 2000. Interest expense on FHLB advances decreased $322,000 to $145,000 for the three months ended September 30, 2001 from $468,000 for the three months ended September 30, 2000. Decreases for both categories were primarily due to decreased average balances outstanding and decreased average rates paid on those balances.

Provision for Loan Losses. The provision for loan losses was $111,000 for the three months ended September 30, 2001 compared to $568,000 for the three months ended September 30, 2000. The provision in the 2000 period was primarily due to an increase in classified assets and an increase in general reserves for consumer loans. The provision for the three months ended September 30, 2001 was due to actual net losses in the consumer loan portfolio. Assets classified as substandard at September 30, 2001 were $14.3 million compared to $15.8 million and $18.5 million at June 30, 2001 and September 30, 2000, respectively. Charge-offs and recoveries for the three months ended September 30, 2001 were $481,000 and $10,000, respectively. Net loans charged off were $30,000 for the three months ended September 30, 2000.

The Bank's methodology for determining general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. These percentages are based upon management's estimate of the exposure to loss in the various categories. The reserve factors are subject to change from time to time based upon management's assessment of the relative credit risk within the portfolio. Percentages generally range from 0.5% for single-family residential loans to 6.0% for some consumer loans; higher percentages may be applied to problem loans. Management continually reviews specifically identified problem, or potential problem loans. On a case-by-case basis, where considered necessary, specific reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans more than 90 days delinquent and classified assets. In addition, pursuant to the Bank's methodology, the reserve is replenished for net charge-offs, which are charged against the reserve. Pursuant to the Supervisory Agreement, the Bank may not reduce the allowance for loan losses without prior notice of no objection from the Office of Thrift Supervision.

At September 30, 2001, the Bank had a total allowance for loan losses of $3.1 million, representing 26.9% of non-performing loans and 3.1% of loans receivable, net.

Management will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-interest Income. Non-interest income increased $51,000 to $236,000 for the three months ended September 30, 2001 from $185,000 for the three months ended September 30, 2000. Gains on the sale of loans increased $47,000 primarily due to increased loan sales in the current period. Proceeds from loan sales were $6.6 million in the three months ended September 30, 2001, compared to $5.8 million in the prior year. Other non-interest income increased $15,000 primarily due to increased late charges collected on mortgage loans. Customer service charges decreased $6,000 and loan-servicing fees decreased $5,000. Both decreased due to fewer accounts.

Non-interest Expense. Non-interest expense decreased $444,000 to $1.1 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. Compensation and benefit expense increased $13,000 in the current period. Cash compensation paid decreased $9,000 due to fewer employees. ESOP expenses decreased $8,000 due to a lower average price of the Company's common stock during the current period. Expenses for the RRP and salary continuation plans increased $38,000 in the current period. In the prior year, employee terminations resulted in the reversal of previous expenses. Occupancy expense decreased $63,000 in the current period primarily due to decreased depreciation due to the classification of the Kearney branch fixed assets as held for sale. Federal insurance premiums increased $9,000 primarily due to higher rates. Advertising expense decreased $6,000 to $9,000 for the current period primarily due to reduced advertising in the current period. Real estate owned expense decreased $43,000 to $38,000 for the current period primarily due to reduced losses on the sale of real estate owned and repossessed assets in the current period. Other expense decreased $348,000 to $222,000 for the current period. The prior year included $320,000 in possible bad check losses with no comparable expense in the current period. Loan related expenses decreased $19,000 in the current period primarily due to reduced loan originations in the current period.

Income Taxes. The income tax benefit was $69,000 for the three months ended September 30, 2001 compared to $248,000 for the three months ended September 30, 2000. The reduction in benefit was due to the decrease in net operating loss for the current period. The effective tax rates were 38.10% and 39.59% for the three months ended September 30, 2001 and 2000, respectively.

Non-performing Assets
---------------------

Non-performing assets were $13.4 million at September 30, 2001 compared to $11.6 million at June 30, 2001. The Bank's allowance for loan losses was $3.1 million at September 30, 2001, or 23.15% of non-performing assets, compared to $3.5 million at June 30, 2001, or 30.01% of non-performing assets. The decrease in the allowance for loan losses was primarily due to a charge-off of $360,000 on six duplex construction loans. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The increase in non-performing assets from June 30, 2001 to September 30, 2001 was primarily due to an increase in non-accruing one-to-four family construction loans of $1.2 million, an increase in foreclosed assets of $856,000, and an increase in multifamily and commercial real estate loans of $523,000 offsetting a decrease in one-to-four family loans of $487,000, a decrease in land loans of $253,000 and a decrease in consumer loans of $5,000. The increase in foreclosed assets was primarily due to foreclosures on one-to-four family construction loans.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 2001:


                                 Actual          Required           Excess
                             amount/percent   amount/percent    amount/percent
                             --------------   --------------    ---------------
                                           (Dollars in Thousands)

FIRREA Requirements

  Tangible capital          $ 12,860   8.88%   2,172    1.50%   10,688      7.38%

  Core leverage capital     $ 12,860   8.88%   5,791    4.00%    7,069      4.88%

  Risk-based capital        $ 14,096  14.29%   7,894    8.00%    6,202      6.29%



Liquidity
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, and deposits in other insured institutions. While scheduled loan repayments and maturing investments are relative predictable, deposit flows and loan prepayments are influenced by levels of interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

The Bank is required to maintain adequate levels of liquid assets under OTS regulations. Savings institutions were previously required to maintain an average daily balance of liquid assets (including cash, certain time deposits, and specified U. S. government, state, or federal obligations) of not less than 4.0% of its average daily balance of net withdrawable accounts plus short-term borrowings.

It is the Bank's policy to maintain its liquidity portfolio in excess of regulatory requirements. The Bank's eligible liquidity ratios were 22.15% and 21.61% at September 30, 2001 and June 30, 2001, respectively.

The Company's most liquid assets are cash and cash equivalents, which include short-term investments. At September 30, 2001 and June 30, 2001, cash and cash equivalents were $22.4 million and $18.1 million, respectively.

Liquidity management for the Company is both an ongoing and long-term component of the Company's asset liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB and held for sale mortgage-backed and
U. S. government agency securities. Should the Company require funds beyond its ability to generate them internally, additional sources of funds are available through advances from the FHLB. The Company would pledge its FHLB stock or certain other assets as collateral for such advances.

Supervisory Agreement
---------------------

On August 4, 2000 the Bank entered into a Supervisory Agreement with the OTS. By signing the Supervisory Agreement, the Bank agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provided that the Bank shall take the necessary and appropriate actions to achieve compliance with various OTS regulations related to the lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provided that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement required the Bank to establish adequate allowance for loan losses and not to reduce the balance of the allowance for loan losses without prior notice of no objection from the OTS. The Supervisory Agreement also provided that the Bank refrain from making any new loan commitments with the new builders or subdivision developments without prior OTS approval. The Bank was also prohibited from increasing the number of loans to current builders or subdivision development without prior OTS approval.

In addition, the Supervisory Agreement provided that the Board of Directors of the Bank develop or revise its written policies and procedures relating to real estate appraisals, loan underwriting and credit administration, lending limits and related matters. The Supervisory Agreement also provided that the Bank revise its internal audit procedures, update its contingency disaster recovery plan, establish and implement certain budgetary procedures and revise its bonus program. The Supervisory Agreement also provided that the Bank refrain from making capital distributions without OTS approval. The Company relies, in part, upon dividends from the Bank to satisfy its cash needs.

The Supervisory Agreement is considered a formal written agreement with the OTS. Failure to comply with the Supervisory Agreement can lead to further enforcement actions by the OTS. The Bank has completed the necessary steps to comply with the Supervisory Agreement and remains in compliance with the Supervisory Agreement. The Supervisory Agreement will remain in effect until terminated by the OTS.

Impact of Recently Adopted Accounting Standards
-----------------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of these standards will not have an impact on the consolidated financial statements due to the Company not having any goodwill or other intangible assets recorded. The Company will adopt these standards on July 1, 2002.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

The Company and the Bank are not involved in any pending legal proceedings incident to the business of the Company and the Bank, which involve amounts in the aggregate which management believes are material to the financial conditions and results of operations. For a discussion of the Supervisory Agreement entered into by the Bank, see the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervisory Agreement."

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Form 8-K filed August 20, 2001 reporting the sale of the Kearney branch office and recent management changes.

                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        CBES Bancorp, Inc.
                                      -----------------------
                                          (Registrant)



  Date:  November 14, 2001      By:  /s/ Paul L. Thomas
                                     -----------------------
                                     Paul L. Thomas, Chief Executive Officer
                                          (Duly Authorized Officer)



  Date:  November 14, 2001      By:  /s/ Ronald W. Hill
                                     -----------------------
                                     Ronald W. Hill, Chief Financial Officer
                                        (Principal Financial Officer)