Form 10QSB
period 2001-12-31
CBES BANCORP INC
filed 2002-02-14
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____to

                         Commission file number 0-21163
                                                -------

                               CBES BANCORP, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                          Delaware           43-1753244
                ------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)

              1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (816 630-6711)
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
               ---------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                                    90 days.

                                   Yes X No _
                                       -

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                Class                     Outstanding at February 4, 2002
       ---------------------------        -------------------------------
       Common stock, .01 par value                    875,805

                       CBES BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited):

        Consolidated Statements of Financial Condition at December 31,
          2001 and June 30, 2001...........................................................     1

        Consolidated Statements of Operations for the three months and six
          months ended December 31, 2001 and 2000..........................................     2

        Consolidated Statements of Stockholders' Equity and Comprehensive
          Income (Loss) for the six months ended December 31, 2001.........................     3

        Consolidated Statements of Cash Flows for the six months ended
          December 31, 2001 and 2000.......................................................     4

        Notes to Consolidated Financial Statements (unaudited).............................     5

     Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................................     6

PART II -OTHER INFORMATION.................................................................    13

SIGNATURES.................................................................................    14

                       CBES BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                       December 31, 2001 and June 30, 2001

                                                                              December 31,         June 30,
                                       Assets                                     2001             2001

Cash                                                                         $   1,174,441    $   1,222,857
Interest-bearing deposits in other financial  institutions                      12,160,058       16,885,248
Investment securities available-for-sale                                        12,351,742       11,966,804
Investment securities held-to-maturity (estimated fair value
   of $336,000 and $405,000 respectively)                                          335,816          404,177
Loans held for sale, net                                                         4,462,064        1,440,429
Loans receivable, net                                                           85,975,066      109,717,025
Accrued interest receivable:
   Loans receivable                                                                575,331          746,108
   Investment and mortgage-backed securities and interest-bearing deposits          73,685           60,477
Real estate owned                                                                3,090,958          956,165
Stock in Federal Home Loan Bank (FHLB), at cost                                  2,322,500        2,322,500
Office property and equipment, net                                               1,126,971        1,229,014
Office property and equipment, held for sale                                             -          850,000
Current income taxes receivable                                                    995,629          244,598
Deferred income tax benefit                                                        470,457        1,324,000
Cash surrender value of life insurance and other assets                          2,246,748        2,343,341
                                                                             --------------   --------------
                Total assets                                                 $ 127,361,466    $ 151,712,743
                                                                             ==============   ==============

             Liabilities & Stockholders' Equity

Liabilities:
    Deposits                                                                 $ 102,917,390    $ 124,608,965
    FHLB advances                                                                9,000,000       10,150,000
    Accrued expenses and other liabilities                                         478,495          801,211
    Accrued interest payable on deposits                                           150,620          189,222
    Advance payments by borrowers for property taxes and insurance                 255,623        1,218,622
                                                                             --------------   --------------
                Total liabilities                                              112,802,128      136,968,020
                                                                             --------------   --------------

Stockholders' Equity:
    Preferred stock, $.01 par; 500,000 shares authorized, none issued
        or outstanding                                                                   -                -
    Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
        shares issued                                                               10,319           10,319
    Additional paid-in capital                                                  10,047,584       10,030,411
    Retained earnings, substantially restricted                                  7,633,199        8,022,702
    Treasury stock, 156,046 shares, at cost                                     (2,987,511)      (2,987,511)
    Accumulated other comprehensive income (loss)                                   86,877          (27,132)
    Unearned employee benefits                                                    (231,130)        (304,066)
                                                                             --------------   --------------
                 Total stockholders' equity                                     14,559,338       14,744,723
                                                                             --------------   --------------
                 Total liabilities and stockholders' equity                  $ 127,361,466    $ 151,712,743
                                                                             ==============   ==============

See accompanying note to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)


                                                   Three Months Ended           Six Months Ended
                                                      December 31,                  December 31,
                                                   2001           2000           2001           2000
                                               ------------   ------------    -----------    -----------
Interest income:
   Loans receivable                            $ 2,077,427      3,090,679      4,222,118      6,568,428
   Investment and mortgage-backed securities       186,147          3,617        381,964          7,105
   Other                                            84,927        218,404        236,711        340,038
                                               ------------   ------------    -----------    -----------
        Total interest income                    2,348,501      3,312,700      4,840,793      6,915,571
                                               ------------   ------------    -----------    -----------

Interest expense:
   Deposits                                      1,245,099      1,947,254      2,768,073      3,751,395
   FHLB Advances                                   144,167        183,444        289,526        651,103
                                               ------------   ------------    -----------    -----------
        Total interest expense                   1,389,266      2,130,698      3,057,599      4,402,498
                                               ------------   ------------    -----------    -----------

Net interest income                                959,235      1,182,002      1,783,194      2,513,073

Provision for loan losses                          212,245        594,780        323,379      1,162,649
                                               ------------   ------------    -----------    -----------
     Net interest income after
        provision for loan losses                  746,990        587,222      1,459,815      1,350,424
                                               ------------   ------------    -----------    -----------

Non-interest income:
   Gain on sale of loans, net                       86,954        174,753        190,574        231,306
   Customer service charges                         62,498         71,080        133,364        147,735
   Loan servicing fees                               2,344          6,831          4,594         13,937
   Other                                            54,316         41,836        113,958         86,858
                                               ------------   ------------    -----------    -----------
     Total non-interest income                     206,112        294,500        442,490        479,836
                                               ------------   ------------    -----------    -----------

 Non-interest expense:
   Compensation and benefits                       632,827        619,829      1,279,017      1,253,052
   Office property and equipment                   128,411        214,023        274,024        422,805
   Data processing                                  52,646         56,965        106,489        115,786
   Federal insurance premiums                       15,292          6,989         30,877         13,836
   Advertising                                      16,621         14,004         26,098         29,887
   Real estate owned and repossessed assets        103,878         96,851        142,140        177,936
   Other                                           230,489        193,873        452,547        764,109
                                               ------------   ------------    -----------    -----------
     Total non-interest expense                  1,180,164      1,202,534      2,311,192      2,777,411
                                               ------------   ------------    -----------    -----------

     (Loss)  before income taxes                  (227,062)      (320,812)      (408,887)      (947,151)

Income tax (benefit)                               (85,055)      (129,984)      (154,339)      (377,952)
                                               ------------   ------------    -----------    -----------
     Net (loss)                                $  (142,007)      (190,828)      (254,548)      (569,199)
                                               ============   ============    ===========    ===========

(Loss) per share-basic and diluted             $     (0.17)         (0.23)         (0.30)         (0.68)
                                               ============   ============    ===========    ===========
Basic weighted average shares                      851,634        837,102        850,383        838,184
                                               ============   ============    ===========    ===========
Diluted weighted average shares                    852,507        837,102        851,156        838,184
                                               ============   ============    ===========    ===========

See accompanying note to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                   For the six months ended December 31, 2001
                                   (Unaudited)

                                                                                             Accumulated
                                                      Additional                                other       Unearned       Total
                                           Common       paid-in     Retained     Treasury   comprehensive   employee   stockholders'
                                            stock       capital     earnings      stock     income (loss)   benefits       equity
                                            -----       -------     --------      -----     -------------   --------       ------
Balance at June 30, 2001                  $ 10,319    10,030,411   8,022,702   (2,987,511)     (27,132)     (304,066)    14,744,723

Comprehensive income (loss):
    Net loss                                     -             -    (254,548)           -            -             -       (254,548)
   Other comprehensive income -
    unrealized holding gains on debt
    and equity securities available-
    for-sale, net of tax                         -             -           -            -      114,009             -        114,009
                                          --------    ----------   ---------   ----------      -------      --------     ----------
       Total comprehensive income                -             -    (254,548)           -      114,009             -       (140,539)
                                          --------    ----------   ---------   ----------      -------      --------

Allocation of ESOP shares                        -        17,173           -            -            -        49,850         67,023

Amortization of RRP                              -             -           -            -            -        23,086         23,086

Dividends declared ($0.32 per share)             -             -    (134,955)           -            -             -       (134,955)
                                          --------    ----------   ---------   ----------      -------      --------     ----------
Balance at
December 31, 2001                         $ 10,319    10,047,584   7,633,199   (2,987,511)      86,877      (231,130)    14,559,338
                                          ========    ==========   =========   ==========      =======      ========     ==========

See accompayning note to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      For the six months ended December 31,
                                   (Unaudited)

                                                                                                    2001              2000
                                                                                                ------------      ------------
Cash flows from operating activities:
  Net (loss)                                                                                    $   (254,548)         (569,199)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Provision for loan losses                                                                     323,379         1,162,649
       Depreciation                                                                                  112,230           207,182
       Amortization of RRP and allocation of ESOP shares                                              90,109            72,490
      (Gain) loss on disposition of real estate owned, net                                            (8,393)          113,625
      Proceeds from sale of loans held for sale                                                   11,554,798        20,126,330
      Origination of loans held for sale                                                         (14,385,859)       (3,543,360)
      Gain on sale of loans held for sale, net                                                      (190,574)         (231,306)
      Premium amortization and accretion of discounts and deferred fees, net                         (55,777)         (114,159)
      Provision for deferred income taxes                                                            790,478          (407,330)
      Changes in assets and liabilities:
         Accrued interest receivable                                                                 157,569            46,880
         Other assets                                                                                 96,593          (335,885)
         Accrued expenses and other liabilities                                                     (322,716)         (245,332)
         Accrued interest payable on deposits                                                        (38,602)          (35,961)
         Current income taxes receivable                                                            (751,031)         (185,623)
                                                                                                ------------      ------------
           Net cash provided by (used in) operating activities                                    (2,882,344)       16,061,001
                                                                                                ------------      ------------
Cash flows from investing activities:
  Net decrease in loans receivable                                                                19,178,598         8,855,394
  Purchase of investment securities held-to-maturity                                                (340,000)                -
  Purchase of investment securities available-for-sale                                            (1,005,866)                -
  Maturity of investment securities held-to-maturity                                                 403,000           104,000
  Principal repayments on mortgage-backed securities held-to-maturity                                  6,026             7,345
  Principal repayments on mortgage-backed securities available-for-sale                              786,917                 -
  Purchase of office property and equipment                                                          (10,187)          (17,806)
  Proceeds from sale of office property and equipment                                                850,000                 -
  Proceeds from sale of real estate owned                                                          2,179,779             1,000
                                                                                                ------------      ------------
           Net cash provided by investing activities                                              22,048,267         8,949,933
                                                                                                ------------      ------------
Cash flows from financing activities:
  Decrease in deposits                                                                           (21,691,575)       (1,981,752)
  Proceeds from FHLB advances                                                                              -        60,300,000
  Repayments of FHLB advances                                                                     (1,150,000)      (76,900,000)
  Decrease in advance payments by borrowers for property taxes and insurance                        (962,999)         (124,762)
  Dividends paid                                                                                    (134,955)         (182,684)
                                                                                                ------------      ------------
           Net cash used in investing activities                                                 (23,939,529)      (18,889,198)
                                                                                                ------------      ------------
          Net (decrease) increase in cash and cash equivalents                                    (4,773,606)        6,121,736
Cash and cash equivalents at the beginning of the period                                          18,108,105         7,242,045
                                                                                                ------------      ------------
Cash and cash equivalents at the end of the period                                              $ 13,334,499        13,363,781
                                                                                                ============      ============
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                                                      $  2,806,675      $  4,507,665
                                                                                                ============      ============
Supplemental schedule of noncash investing and financing activities
  Conversion of loans to real estate owned                                                      $  5,191,735      $    234,391
                                                                                                ============      ============
  Loans made to finance sales of real estate owned                                              $    885,556      $          -
                                                                                                ============      ============
  Dividends declared and payable                                                                $     67,478      $     67,008
                                                                                                ============      ============

See accompanying note to unaudited consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARIES
                    Note to Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 2001

     (1)  Basis of Preparation
          --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The results of operations for the three month and six month periods ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 2001 has been derived from the audited balance sheet as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at December 31, 2001 to the financial condition at June 30, 2001, its fiscal year-end, and the results of operations for the three month and six month periods ended December 31, 2001 with the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and notes, which are included herein. This Quarterly Report of Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

     The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch office located in Liberty, Clay County, Missouri. In November 2001, the Bank sold the Kearney branch office to Kearney Trust Company. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

     Financial Condition
     -------------------

     Total assets decreased $24.4 million, or 16.05%, to $127.4 million at December 31, 2001 from $151.7 million at June 30, 2001. This was primarily due to a decrease of $23.7 million in net loans receivable and a decrease in cash and investments of $4.5 million to $26.0 million at December 31, 2001 from $30.5 million at June 30, 2001 partially offset by an increase of $3.0 million in loans held for sale, net, and an increase of $2.1 million in real estate owned.

     Net loans decreased by $23.7 million, or 21.64%, to $86.0 million at December 31, 2001 from $109.7 million at June 30, 2001. The decrease was primarily due to decreases in construction loans, net of loans in process, of $14.3 million, one-to-four family loans of $9.2 million and consumer loans of $3.2 million partially offset by an increase in commercial real estate loans of $3.4 million. Loans held for sale, net, were $4.5 million at December 31, 2001 compared to $1.4 million at June 30, 2001. Interest bearing deposits in other financial institutions decreased by $4.7 million to $12.2 million at December 31, 2001. Investment securities available for sale increased $385,000 to $12.4 million at December 31, 2001 from $12.0 million at June 30, 2001.

     Deposits decreased $21.7 million, or 17.41%, to $102.9 million at December 31, 2001 from $124.6 million at June 30, 2001. The sale of the Kearney branch deposits decreased deposits by $9.5 million. Due to decreased commercial and construction loan demand and loan repayments, the Bank has not been as aggressive as in prior years in retaining deposits. FHLB advances were $9.0 million at December 31, a decrease of $1.2 million, or 11.33%, from June 30, 2001. Stockholders' equity decreased $185,000 to $14.6 million at December 31, 2001 from $14.7 million at June 30, 2001. The decrease was primarily due to the net loss of $255,000 for the period and common stock dividends declared of $135,000. That decrease offset the amortization of unearned employee benefits of $90,000 and the increase in unrealized gains of $114,000, net of tax, on debt and equity securities available for sale.

     Comparison of Operating Results for the Three Months Ended December 31,
     -----------------------------------------------------------------------
     2001 and 2000
     -------------

     Performance Summary. For the three months ended December 31, 2001, the company had a net loss of $142,000, or $0.17 per basic and diluted share, compared to a net loss of $191,000, or $0.23 per basic and diluted share for the three months ended December 31, 2000. The decrease in the net loss was primarily due to a decrease in the provision for loan losses of $383,000 and a decrease in non-interest expense of $22,000 offsetting a decrease in net interest income of $223,000, a decrease in non-interest income of $88,000 and a decrease in net tax benefit of $45,000.

     Net Interest Income. Net interest income was $959,000 for the three months ended December 31, 2001, a decrease of $223,000 from the $1.2 million for the three months ended December 31, 2000. Interest income was $2.3 million for the three months ended December 31, 2001 compared to $3.3 million for the three months ended December 31, 2000. Interest expense was $1.4 million for the three months ended December 31, 2001 compared to $2.1 million for the three months ended December 31, 2000. The average yields on interest earning assets were 7.26% and 8.33% for the three months ended December 31, 2001 and 2000, respectively. The average rates on interest bearing liabilities were 4.54% and 5.69% for the same periods, respectively. That resulted in net interest rate spreads of 2.72% and 2.64% for the three months ended December 31, 2001 and 2000, respectively. Net interest margins were 2.97% for both the three months ended December 31, 2001 and 2000.

     Interest Income. Total interest income was $2.3 million for the three months ended December 31, 2001, a decrease of $1.0 million from the $3.3 million for the three months ended December 31, 2000. Interest income from loans receivable was $2.1 million for the three months ended December 31, 2001, a decrease of $1.0 million from the $3.1 million for the three months ended December 31, 2000. The decrease was primarily due to decreased average balances in loans outstanding. The average balance of outstanding loans was $95.5 million and $144.3 million for the three months ended December 31 2001 and 2000, respectively. The average yields on loans outstanding were 8.70% and 8.56%, respectively. Although the balances have declined significantly, loans on non-accrual status continue to have a significant negative effect on interest income. Non-accrual loans were $6.3 million at December 31, 2001 compared to $12.3 million at December 31, 2000 and $10.6 million at June 30, 2001. For the three months ended December 31, 2001, gross interest income, which would have been recorded, had the non-accrual loans been current in accordance with their original terms amounted to $320,000. Interest income on investment and mortgage-backed securities and other interest bearing deposits increased to $271,000 for the three months ended December 31, 2001 compared to $222,000 for the three months ended December 31, 2000. The increase was due to increased average balances outstanding in the current period.

     Interest Expense. Total interest expense was $1.4 million for the three months ended December 31, 2001, a decrease of $741,000 from the $2.1 million for the three months ended December 31, 2000. Interest expense on deposits was $1.2 million for the three months ended December 31, 2001, a decrease of $702,000 from the $1.9 million for the three months ended December 31, 2000. Interest expense on FHLB advances decreased $39,000 to $144,000 for the three months ended December 31, 2001 from $183,000 for the three months ended December 31, 2000. Decreases for both categories were due to decreased average balances outstanding and decreased average rates paid on those balances.

     Provision for Loan Losses. The provision for loan losses was $212,000 for the three months ended December 31, 2001 compared to $595,000 for the three months ended December 31, 2000. The provision in the 2000 period was primarily due to an increase in classified assets and an increase in general reserves for consumer loans. The provision for the three months ended December 31, 2001 was due to actual net losses in the consumer loan portfolio. Assets classified as substandard at December 31, 2001 were $9.4 million compared to $15.8 million at June 30, 2001. Net loans charged off for the three months ended December 31, 2001 and 2000 were $1,374,000 and $75,000, respectively.

     The Bank's methodology for determining general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. These percentages are based upon management's estimate of the exposure to loss in the various categories. The reserve factors are subject to change from time to time based upon management's assessment of the relative credit risk within the portfolio. Percentages generally range from 0.5% for single-family residential loans to 6.0% for some consumer loans; higher percentages may be applied to problem loans. Management continually reviews specifically identified problem, or potential problem loans. On a case-by-case basis, where considered necessary, specific reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans more than 90 days delinquent and classified assets. In addition, pursuant to the Bank's methodology, the reserve is replenished for net charge-offs, which are charged against the allowance for loan losses. Pursuant to the Supervisory Agreement, the Bank may not reduce the allowance for loan losses without prior notice of no objection from the Office of Thrift Supervision.

     At December 31, 2001, the Bank had a total allowance for loan losses of $2.0 million, representing 31.0% of non-performing loans and 2.3% of loans receivable, net.

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

     Non-interest Income. Non-interest income decreased $88,000 to $206,000 for the three months ended December 31, 2001 from $294,000 for the three months ended December 31, 2000. Gains on the sale of loans decreased $88,000 primarily due to decreased loan sales in the current period. Proceeds from loan sales were $5.2 million in the three months ended December 31, 2001, compared to $14.4 million in the prior year. The prior period included a loan sale of a $10 million pool. Other non-interest income increased $12,000 primarily due to increased late charges collected on mortgage loans. Customer service charges decreased $9,000 due to fewer accounts and the sale of the Kearney office.. Loan-servicing fees decreased $4,000 due to fewer accounts.

     Non-interest Expense. Non-interest expense decreased $22,000 to $1.18 million for the three months ended December 31, 2001 from $1.2 million for the three months ended December 31, 2000. Compensation and benefit expense increased $13,000 in the current period. Cash compensation paid increased $24,000 due to payments made to terminated employees. ESOP expenses increased $22,000 due to a higher average price of the Company's common stock during the current period. Expenses for the RRP decreased $19,000 in the current period. Vesting for the majority of awards was completed in September 2001. Due to more loan originations in the current period, $11,000 more in expenses was deferred in accordance with SFAS No. 91. Occupancy expense decreased $86,000 in the current period primarily due to decreased depreciation because of the sale of the Kearney branch location. Federal insurance premiums increased $9,000 primarily due to higher rates. Advertising expense increased $3,000 to $17,000 for the current period primarily due to increased advertising in the current period. Real estate owned expense increased $7,000 to $104,000 for the current period primarily due to the increased number of properties in real estate owned and repossessed assets in the current period. Other expense increased $37,000 to $230,000 for the current period. During the current period, expenses for OTS assessments increased $16,000, FHLB charges increased $12,000, fees for professional services increased $6,000, the provision for loss on sale of real estate owned increased $16,000 and repossessed asset expense increased $7,000. Loan related expenses decreased $3,000. Expenses for office supplies, telephones and postage decreased $11,000, $4,000, and $6,000, respectively, in the current period.

     Income Taxes. The income tax benefit was $85,000 for the three months ended December 31, 2001 compared to $130,000 for the three months ended December 31, 2000. The reduction in benefit was due to the decrease in net operating loss for the current period. The effective tax rates were 37.46% and 40.52% for the three months ended December 31, 2001 and 2000, respectively.

     Comparison of Operating Results for the Six Months Ended December 31,
     ---------------------------------------------------------------------
     2001 and 2000
     -------------

     Performance Summary. For the six months ended December 31, 2001, the Company had a net loss of $255,000, or $0.30 per basic and diluted share, compared to a net loss of $569,000, or $0.68 per basic and diluted share for the six months ended December 31, 2000. The decrease in the net loss was primarily due to a decrease in the provision for loan losses of $839,000 and a decrease in non-interest expense of $466,000 offsetting a decrease in net interest income of $730,000, a decrease in non-interest income of $37,000 and a decrease in net tax benefit of $224,000.

     Net Interest Income. Net interest income was $1.8 million for the six months ended December 31, 2001, a decrease of $730,000 from the $2.5 million for the six months ended December 31, 2000. Interest income was $4.8 million for the six months ended December 31, 2001, compared to $6.9 million for the six months ended December 31, 2000. Interest expense was $3.1 million for the six months ended December 31, 2001 compared to $4.4 million for the six months ended December 31, 2000. The average yields on interest earning assets were 7.22% and 8.40% for the six months ended December 31, 2001 and 2000, respectively. The average rates paid on interest bearing liabilities were 4.83% and 5.68% for the same periods, respectively. That resulted in average net interest rate spreads of 2.39% and 2.72% for the six months ended December 31, 2001 and 2000 respectively. The net interest margins were 2.66% and 3.05% for the six months ended December 31, 2001 and 2000, respectively.

     Interest Income. Total interest income was $4.8 million for the six months ended December 31, 2001, a decrease of $2.1 million from the $6.9 million for the six months ended December 31, 2000. Interest income from loans receivable was $4.2 million for the six months ended December 31, 2001, a decrease of $2.3 million from the $6.6 million for the six months ended December 31, 2000. The decrease was primarily due to decreased average balances outstanding during the two periods and decreased average yields earned. The average balances of loans receivable were $100.6 million and $152.5 million for the six months ended December 31, 2001 and 2000, respectively. The average yields on loans outstanding during the periods were 8.39% and 8.62% for the same periods, respectively. Interest income on investment and mortgage-backed securities was $382,000 and $7,000 for the six months ended December 31, 2001 and 2000, respectively. The increase is primarily due to increased average balances in the current period. Interest income on other interest bearing deposits was $237,000 and $340,000 for the six months ended December 31, 2001 and 2000, respectively. The decrease was primarily due to decreased average yields on those investment in the current period.

     Interest Expense. Total interest expense was $3.1 million for the six months ended December 31, 2001, a decrease of $1.3 million from the $4.4 million for the six months ended December 31, 2000. Interest expense on deposits was $2.8 million for the six months ended December 31, 2001, a decrease of $983,000 from the $3.8 million for the six months ended December 31, 2000. Interest on FHLB advances was $290,000 for the six months ended December 31, 2001, a decrease of $362,000 from the $651,000 for the six months ended December 31, 2000. The decrease for both are primarily due to decreased average balances outstanding and a decrease in the average rates paid on those balances.

     Provision for Loan Losses. The provision for loan losses was $323,000 for the six months ended December 31, 2001 compared to $1.2 million for the six months ended December 31, 2000. The large provision in the 2000 period was primarily due to large increases in classified assets and increases in general reserves. Assets classified as substandard at December 31, 2001 were $9.4 million, compared to $15.8 million and $22.4 million at June 30, 2001 and December 31, 2000, respectively. At December 31, 2001, the Company had a total allowance for loan losses of $2.0 million, representing 31.0% of non-performing loans and 2.3% of loans receivable, net.

     Non-interest Income. Non-interest income was $442,000 for the six months ended December 31, 2001, a $38,000 decrease from the $480,000 for the six months ended December 31, 2000. Gains on the sale of loans decreased $40,000 to $191,000 for the six months ended December 31, 2001 from $231,000 for the six months ended December 31, 2000. The decrease was primarily due to reduced levels of loan sales in the current period. Proceeds from the sale of loans were $11.6 million in the six months ended December 31, 2001, compared to

$20.1 million in the six months ended December 31, 2000. The 2000 period included a sale of a $10 million pool of loans. For the six months ended December 31, 2001, customer service charges decreased $14,000 to $133,000 due to fewer accounts and the sale of the Kearney office. Loan servicing fees decreased $9,000 to $5,000 primarily due to fewer accounts. Other non-interest income increased $27,000 to $114,000 for the six months ended December 31, 2001. The increase was primarily due to increased late charges collected on loans.

Non-interest Expense. Non-interest expense decreased $466,000 to $2.3 million for the six months ended December 31, 2001 from $2.8 million for the six months ended December 31, 2000. Compensation and related expenses increased $26,000 to $1.3 million for the current period. Cash compensation increased $15,000 primarily due to payments to terminated and other employees for unused leave. ESOP expenses increased $9,000 in the current period primarily due to a higher average stock price for the Company's common stock. RRP expenses increased $4,000 in the current period because of forfeitures in the prior period. All RRP vesting was completed at December 31, 2001. As a result, no future expenses will be incurred for RRP. Expenses for salary continuation plans increased $16,000 in the current period due to forfeitures in the prior period. Director's fees decreased $6,000 in the current period primarily due to reduced fees paid to directors. Office property and equipment expense decreased $149,000 to $274,000 for the six months ended December 31, 2001 from $423,000 for the prior period. Depreciation expenses decreased $95,000 in the current period. Expenses for maintenance agreements and repairs and maintenance decreased $17,000 in the current period. Tax expenses decreased $3,000 in the current period. Data processing expenses decreased $10,000 to $106,000 for the six months ended December 31, 2001 from $116,000 for the prior period. The decrease was primarily due to fewer accounts processed. Federal insurance premiums increased $17,000 to $31,000 for the six months ended December 31, 2001 from $14,000 for the prior period. The increase was primarily due to increased assessment rates in the current period. Advertising expenses decreased $4,000 to $26,000 for the six months ended December 31, 2001 from $30,000 for the prior period. The decrease was primarily due to reduced levels of advertising in the current period. Real estate owned and repossessed asset expense decreased $36,000 to $142,000 for the six months ended December 31, 2001 from $178,000 for the prior period. The decrease was primarily due to increased profits on the sale of real estate owned in the current period compared to the prior year. Other expenses decreased $311,000 to $453,000 for the six months ended December 31, 2001 from $764,000 for the prior period. The 2000 period included a charge for bad checks from one customer of $320,000. During the current period, expenses for audit and accounting services increased $17,000, FHLB charges increased $15,000, OTS charges and assessments increased $8,000, provision for losses on real estate owned increased $25,000 and expenses for repossessed assets increased $15,000.Also during the current period, expenses for office supplies decreased $8,000, telephone expenses decreased $3,000, postage expense decreased $7,000, other professional fees decreased $14,000 and loan expenses decreased $21,000.

Income Taxes. The income tax benefit was $154,000 for the six months ended December 31, 2001 compared to $378,000 for the six months ended December 31, 2000. The reduction in benefit was due to the decrease in the net operating loss for the current period. The effective tax rates were 37.75% and 39.90% for the six months ended December 31, 2001 and 2000, respectively.

Non-performing Assets
---------------------

Non-performing assets were $9.4 million at December 31, 2001 compared to $11.6 million at June 30, 2001. Non-performing assets consist of the following at December 31, 2001 and June 30, 2001, respectively; real estate owned $3.1 million and $1.0 million; non-accrual loans $6.3 million and $10.6 million; and other repossessed assets $50,000 and $51,000. The Bank's allowance for loan losses was $2.0 million at December 31, 2001, or 20.69% of non-performing assets, compared to $3.5 million at June 30, 2001, or 30.01% of non-performing assets. The decrease in the allowance for loan losses was primarily due to charge-offs on three commercial construction projects. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

The decrease in non-performing assets from June 30, 2001 to December 31, 2001 was primarily due to decreases in non-accruing one-to-four family construction loans of $3.4 million, one-to-four family loans of $393,000, multifamily and commercial loans of $13,000, land loans of $280,000 and consumer loans of $161,000 offsetting an increase in real estate owned and repossessed assets of $2.1 million. The increase in foreclosed assets was primarily due to foreclosures on one-to-four family construction loans.

Capital Resources
-----------------

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 2001:

                                    Actual              Required               Excess
                                amount/percent       amount/percent        amount/percent
                                --------------       --------------        --------------
                                                  (Dollars in Thousands)
FIRREA Requirements

Tangible capital              $ 12,791     10.15%      1,891      1.50%     10,900      8.65%

Core leverage capital         $ 12,791     10.15%      5,042      4.00%      7,749      6.15%

Risk-based capital            $ 13,871     16.13%      6,879      8.00%      6,992      8.13%


Liquidity
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, and deposits in other insured institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are influenced by levels of interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

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

It is the Bank's policy to maintain its liquidity portfolio in excess of regulatory requirements. The Bank's eligible liquidity ratios were 22.34% and 21.61% at December 31, 2001 and June 30, 2001, respectively. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. At December 31, 2001 and June 30, 2001, cash and cash equivalents were $13.3 million and $18.1 million, respectively.

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

Supervisory Agreement
---------------------

On August 4, 2000 the Bank entered into a Supervisory Agreement with the OTS. By signing the Supervisory Agreement, the Bank agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provided that the Bank shall take the necessary and appropriate actions to achieve compliance with various OTS regulations related to the lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provided that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement required the Bank to establish adequate allowance for loan losses and not to reduce the balance of the allowance for loan losses without prior notice of no objection from the OTS. The Supervisory Agreement also provided that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior OTS approval. The Bank was also prohibited from increasing the number of loans to current builders or subdivision developments without prior OTS approval.

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

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On October 25, 2001 the Company held its annual meeting of stockholders to consider the election of three directors of the Company and to ratify the appointment of KPMG LLP as the auditors of the Company for the fiscal year ending June 30, 2002. The results of the meeting were as follows:

        Paul L. Thomas was elected to serve as a director of the Company with 554,870 votes for and 68,307 votes withheld.

        Robert L. Lalumondier was elected to serve as a director of the Company with 548,470 votes for and 74,707 votes withheld.

        Cecil E. Lamb was elected to serve as a director of the Company with 513,860 votes for and 109,317 votes withheld.

        The appointment of KPMG LLP to act as the Company's auditor for the fiscal year ending June 30, 2002 was ratified with 603,836 votes for, 14,315 votes against and 5,026 votes withheld.

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

                                            CBES Bancorp, Inc.
                                         -----------------------
                                              (Registrant)






Date:  February 14, 2002             By:  /s/ Paul L. Thomas
                                         ---------------------------------------
                                         Paul L. Thomas, Chief Executive Officer
                                            (Duly Authorized Officer)





Date:  February 14, 2002             By:  /s/ Ronald W. Hill
                                         ---------------------------------------
                                         Ronald W. Hill, Chief Financial Officer
                                            (Principal Financial Officer)