Form 10QSB
period 2002-03-31
CBES BANCORP INC
filed 2002-05-14
CIK 1017308

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to

                         Commission file number 0-21163
                                                -------

                               CBES BANCORP, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                           Delaware        43-1753244
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)

              1001 N. JESSE JAMES ROAD, EXCELSIOR SPRINGS, MO 64024
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (816 630-6711)
                                  ------------
                           (Issuer's telephone number)

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

                                   Yes X No __
                                      ---
    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             Class                             Outstanding at May 8, 2002
      ------------------------                 --------------------------
    Common stock, .01 par value                         875,805

                        CBES BANCORP, INC. AND SUBSIDIARY

                                Table of Contents

PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited):

          Consolidated Statements of Financial Condition at March 31, 2002 and
           June 30, 2001 ...................................................................    1

          Consolidated Statements of Earnings for the three months and nine months ended
           March 31, 2002 and 2001 .........................................................    2

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
           for the nine months ended March 31, 2002 and 2001 ...............................    3

          Consolidated Statements of Cash Flows for the nine months ended March 31,
           2002 and 2001 ...................................................................    4

          Note to Consolidated Financial Statements (unaudited) ............................    5

       Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations ...................................................................    6

PART II - OTHER INFORMATION ................................................................   13

SIGNATURES .................................................................................   13

                        CBES BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                        March 31, 2002 and June 30, 2001

                                                                                      March 31,              June 30,
                           Assets                                                       2002                   2001
                                                                                  --------------         --------------
                                                                                    (Unaudited)
Cash                                                                               $     960,603          $   1,222,857
Interest-bearing deposits in other financial institutions                             20,483,041             16,885,248
Investment securities available-for-sale                                              11,842,973             11,966,804
Investment securities held-to-maturity (estimated fair value
   of $332,000 and $405,000 respectively)                                                331,034                404,177
Loans held for sale, net                                                               6,262,096              1,440,429
Loans receivable, net                                                                 71,009,630            109,717,025
Accrued interest receivable:
   Loans receivable                                                                      450,614                746,108
   Investment and mortgage-backed securities and interest-bearing deposits               131,372                 60,477
Real estate owned                                                                      2,988,285                956,165
Stock in Federal Home Loan Bank (FHLB), at cost                                        2,322,500              2,322,500
Office property and equipment, net                                                     1,078,800              1,229,014
Office property and equipment, held for sale                                                   -                850,000
Current income taxes receivable                                                          944,737                244,598
Deferred income tax asset                                                                499,921              1,324,000
Cash surrender value of life insurance                                                 1,848,032              1,788,035
Other assets                                                                             381,743                555,306
                                                                                  --------------         --------------
                Total assets                                                       $ 121,535,381          $ 151,712,743
                                                                                  ==============         ==============

             Liabilities & Stockholders' Equity

Liabilities:
    Deposits                                                                       $  96,537,225          $ 124,608,965
    FHLB advances                                                                      9,000,000             10,150,000
    Accrued expenses and other liabilities                                               681,691                801,211
    Accrued interest payable on deposits                                                  94,417                189,222
    Advance payments by borrowers for property taxes and insurance                       735,789              1,218,622
                                                                                  --------------         --------------
                Total liabilities                                                    107,049,122            136,968,020
                                                                                  ==============         ==============
Stockholders' Equity:
    Preferred stock, $.01 par; 500,000 shares authorized, none issued
        or outstanding                                                                         -                      -
    Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851
        shares issued                                                                     10,319                 10,319
    Additional paid-in capital                                                        10,054,394             10,030,411
    Retained earnings, substantially restricted                                        7,580,956              8,022,702
    Unearned employee benefits                                                          (211,710)              (304,066)
    Accumulated other comprehensive income (loss)                                         39,811                (27,132)
    Treasury stock, 156,046 shares, at cost                                           (2,987,511)            (2,987,511)
                                                                                  --------------         --------------
                 Total stockholders' equity                                           14,486,259             14,744,723
                                                                                  --------------         --------------
                 Total liabilities and stockholders' equity                        $ 121,535,381          $ 151,712,743
                                                                                  ==============         ==============

See accompanying note to unaudited consolidated financial statements.

                        CBES BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                         2002             2001            2002           2001
                                                     -----------     ------------     -----------    -----------
Interest income:
   Loans receivable                                   $1,739,857        2,787,824       5,961,975      9,356,251
   Investment and mortgage-backed securities             178,858            1,343         560,822          8,449
   Other                                                  46,553          166,489         283,264        506,527
                                                     -----------     ------------     -----------    -----------
        Total interest income                          1,965,268        2,955,656       6,806,061      9,871,227
                                                     -----------     ------------     -----------    -----------

Interest expense:
   Deposits                                              947,216        1,720,921       3,715,289      5,472,316
   FHLB Advances                                         126,875          193,770         416,401        844,873
                                                     -----------     ------------     -----------    -----------
        Total interest expense                         1,074,091        1,914,691       4,131,690      6,317,189
                                                     -----------     ------------     -----------    -----------


Net interest income                                      891,177        1,040,965       2,674,371      3,554,038

Provision for loan losses                                216,127           87,007         539,506      1,249,656
                                                     -----------     ------------     -----------    -----------
     Net interest income after
        provision for loan losses                        675,050          953,958       2,134,865      2,304,382
                                                     -----------     ------------     -----------    -----------


Non-interest income:
   Gain on sale of loans, net                             71,328           63,786         261,902        295,092
   Customer service charges                               53,140           71,178         186,504        218,913
   Loan servicing fees                                     1,673            8,124           6,267         22,060
   Other                                                  71,020           47,338         184,978        134,196
                                                     -----------     ------------     -----------    -----------
     Total non-interest income                           197,161          190,426         639,651        670,261
                                                     -----------     ------------     -----------    -----------


 Non-interest expense:
   Compensation and benefits                             484,553          603,396       1,763,570      1,856,448
   Office property and equipment                         121,668          198,596         395,692        621,400
   Data processing                                        54,661           55,252         161,150        171,039
   Federal insurance premiums                             14,402           16,669          45,279         30,505
   Advertising                                            15,319           12,271          41,417         42,159
   Real estate owned and repossessed assets              (38,786)          20,203         103,354        198,138
   Other                                                 207,424          302,170         659,971      1,066,279
                                                     -----------     ------------     -----------    -----------
     Total non-interest expense                          859,241        1,208,557       3,170,433      3,985,968
                                                     -----------     ------------     -----------    -----------


     Earnings (loss) before income taxes                  12,970          (64,173)       (395,917)    (1,011,325)

Income tax (benefit)                                      (3,003)         (31,782)       (157,342)      (409,734)
                                                     -----------     ------------     -----------    -----------
     Net earnings (loss)                              $   15,973          (32,391)       (238,575)      (601,591)
                                                     ===========     ============     ===========    ===========

Earnings (loss) per share-basic and diluted           $     0.02            (0.04)          (0.28)         (0.72)
                                                     ===========     ============     ===========    ===========
Basic weighted average shares                            853,978          838,890         851,562        837,616
                                                     ===========     ============     ===========    ===========
Diluted weighted average shares                          854,898          838,890         852,384        837,616
                                                     ===========     ============     ===========    ===========

See accompanying note to unaudited consolidated financial statements.

                        CBES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
           For the nine months ended March 31, 2002 and March 31, 2001
                                   (Unaudited)

                                                                                        Accumulated
                                                Additional                   Unearned       other                        Total
                                     Common       paid-in       Retained     employee   comprehensive    Treasury    stockholders'
                                      stock       capital       earnings     benefits   income (loss)      stock         equity
                                      -----       -------       --------     --------   -------------      -----         ------
Balance at June 30, 2001             $10,319     10,030,411     8,022,702     (304,066)       (27,132)  (2,987,511)    14,744,723

Comprehensive income (loss):
  Net loss                                 -              -      (238,575)           -              -            -       (238,575)
 Other comprehensive income -
  unrealized holding gains on
  debt and equity securities
  available-for-sale, net of tax           -              -             -            -         66,943            -        66,943
                                     -------    -----------    ----------    ---------      ---------  -----------   ------------
    Total comprehensive income             -              -      (238,575)           -         66,943            -       (171,632)
                                     -------    -----------    ----------    ---------      ---------  -----------   ------------

Allocation of ESOP shares                  -         23,983             -       69,270              -            -         93,253

Amortization of RRP                        -              -             -       23,086              -            -         23,086

Dividends declared ($0.24 per share)       -              -      (203,171)           -              -            -       (203,171)
                                     -------    -----------    ----------    ---------      ---------  -----------   ------------
Balance at
March 31, 2002                       $10,319     10,054,394     7,580,956     (211,710)        39,811   (2,987,511)    14,486,259
                                     =======    ===========    ==========    =========      =========  ===========   ============

Balance at June 30, 2000             $10,319     10,020,540     9,244,208     (512,410)             -   (3,009,175)    15,753,482

Comprehensive income (loss):
  Net loss                                 -              -      (601,590)           -              -            -       (601,590)
 Other comprehensive income -
  unrealized holding gains on
  debt and equity securities
  available-for-sale, net of tax           -              -             -            -              -            -              -
                                     -------    -----------    ----------    ---------      ---------  -----------   ------------
    Total comprehensive income             -              -      (601,590)           -              -            -       (601,590)
                                     -------    -----------    ----------    ---------      ---------  -----------   ------------

Allocation of ESOP shares                  -          4,468             -       70,120              -            -         74,588

Amortization of RRP                        -              -             -       40,575              -            -         40,575

Forfeiture of RRP shares                   -              -             -       54,797              -      (54,797)             -

Dividends declared ($0.24 per share)       -              -      (200,161)           -              -            -       (200,161)
                                     -------    -----------    ----------    ---------      ---------  -----------   ------------
Balance at
March 31, 2001                       $10,319     10,025,008     8,442,457     (346,918)             -   (3,063,972)    15,066,894
                                     =======    ===========    ==========    =========      =========  ===========   ============

See accompayning note to unaudited consolidated financial statements.

                        CBES BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                       For the nine months ended March 31,
                                   (Unaudited)

                                                                                                  2002            2001
                                                                                              ------------    ------------
Cash flows from operating activities:
  Net (loss) earnings                                                                         $   (238,575)       (601,590)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Provision for loan losses                                                                    539,506       1,249,656
      Depreciation                                                                                 164,099         304,675
      Amortization of RRP and allocation of ESOP shares                                            116,339         115,163
      (Gain) loss on disposition of real estate owned, net                                        (128,832)        126,365
      Proceeds from sale of loans held for sale                                                 16,171,656      24,733,413
      Origination of loans held for sale                                                       (20,742,442)     (8,087,654)
      Gain on sale of loans held for sale, net                                                    (261,902)       (295,092)
      Premium amortization and accretion of discounts and deferred fees, net                       (99,546)       (340,361)
      Provision for deferred income taxes                                                          782,172        (407,330)
      Changes in assets and liabilities:
         Accrued interest receivable                                                               224,599         270,196
         Other assets                                                                              113,566          92,708
         Accrued expenses and other liabilities                                                   (119,520)       (216,555)
         Accrued interest payable on deposits                                                      (94,805)        (49,839)
         Current income taxes receivable                                                          (700,139)       (272,263)
                                                                                              ------------    ------------
         Net cash (used in) provided by operating activities                                    (4,273,824)     16,621,492
                                                                                              ------------    ------------
Cash flows from investing activities:
  Net decrease in loans receivable                                                              32,928,937      21,056,628
  Purchase of investment securities held-to-maturity                                              (237,418)       (293,310)
  Purchase of investment securities available-for-sale                                          (1,006,335)              -
  Maturity of investment securities held-to-maturity                                               306,000         107,000
  Principal repayments on mortgage-backed securities held-to-maturity                                9,091          10,618
  Principal repayments on mortgage-backed securities available-for-sale                          1,233,337               -
  Purchase of office property and equipment                                                        (13,885)        (21,278)
  Proceeds from sale of office property and equipment                                              850,000               -
  Proceeds from sale of real estate owned                                                        3,447,380           1,000
                                                                                              ------------    ------------
         Net cash provided by investing activities                                              37,517,107      20,860,658
                                                                                              ------------    ------------
Cash flows from financing activities:
  Decrease in deposits                                                                         (28,071,740)     (9,330,790)
  Proceeds from FHLB advances                                                                            -      64,300,000
  Repayments of FHLB advances                                                                   (1,150,000)    (76,900,000)
  Decrease in advance payments by borrowers for property taxes and insurance                      (482,833)       (258,086)
  Dividends paid                                                                                  (203,171)       (249,691)
                                                                                              ------------    ------------
         Net cash used in investing activities                                                 (29,907,744)    (22,438,567)
                                                                                              ------------    ------------
         Net increase in cash and cash equivalents                                               3,335,539      15,043,583
Cash and cash equivalents at the beginning of the period                                        18,108,105       7,242,045
                                                                                              ------------    ------------
Cash and cash equivalents at the end of the period                                            $ 21,443,644      22,285,628
                                                                                              ============    ============
Supplemental disclosure of cash flow information
  Cash paid during the period for income taxes                                                $          -    $          -
                                                                                              ============    ============
  Cash paid during the period for interest                                                    $  3,810,094    $  6,384,664
                                                                                              ============    ============
Supplemental schedule of noncash investing and financing activities
  Conversion of loans to real estate owned                                                    $  6,236,224    $    288,338
                                                                                              ============    ============
  Loans made to finance sales of real estate owned                                            $    885,556    $          -
                                                                                              ============    ============
  Dividends declared and payable                                                              $     68,216    $     67,002
                                                                                              ============    ============

See accompanying note to unaudited consolidated financial statements

                        CBES BANCORP, INC. AND SUBSIDIARY
                    Note to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002

(1)  Basis of Preparation
     --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The results of operations for the three month and nine month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 2001 has been derived from the audited balance sheet as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of CBES Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the "Bank") at March 31, 2002 to the financial condition at June 30, 2001, its fiscal year-end, and the results of operations for the three month and nine month periods ended March 31, 2002 with the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and notes, which are included herein. This Quarterly Report of Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

Financial Condition
-------------------

Total assets decreased $30.2 million, or 19.89%, to $121.5 million at March 31, 2002 from $151.7 million at June 30, 2001. This was primarily due to a decrease of $38.7 million in net loans receivable offset by an increase of $4.8 million in loans held for sale, an increase of $3.1 million in cash and investments and an increase of $2.0 million in real estate owned.

Net loans decreased by $38.7 million, or 35.28%, to $71.0 million at March 31, 2002 from $109.7 million at June 30, 2001. The decrease was primarily due to decreases in construction loans, net of loans in process, of $18.4 million, one-to-four family loans of $17.4 million, land loans of $2.3 million and consumer loans of $4.8 million partially offset by an increase in commercial real estate loans of $2.3 million. Loans held for sale, net, were $6.3 million at March 31, 2002 compared to $1.4 million at June 30, 2001. Interest bearing deposits in other financial institutions increased by $3.6 million to $20.5 million at March 31, 2002. Investment securities available for sale decreased $124,000 to $11.8 million at March 31, 2002 from $12.0 million at June 30, 2001.

Deposits decreased $28.1 million, or 22.53%, to $96.5 million at March 31, 2002 from $124.6 million at June 30, 2001. The sale of the Kearney branch deposits decreased deposits by $9.5 million. Due to decreased commercial and construction loan demand and loan repayments, the Bank has not been as aggressive as in prior years in retaining deposits. FHLB advances were $9.0 million at March 31, a decrease of $1.2 million, or 11.33%, from June 30, 2001. Stockholders' equity decreased $258,000 to $14.5 million at March 31, 2002 from $14.7 million at June 30, 2001. The decrease was primarily due to the net loss of $239,000 for the period and common stock dividends declared of $203,000 offset by the amortization of unearned employee benefits of $92,000 and the increase in unrealized gains of $67,000, net of tax, on debt and equity securities available for sale.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
-----------------------------------------------------------------------------
2001
----

Performance Summary. For the three months ended March 31, 2002, the company had net earnings of $16,000, or $0.02 per basic and diluted share, compared to a net loss of $32,000, or $0.04 per basic and diluted share for the three months ended March 31, 2001. The increase in earnings was primarily due to a decrease in non-interest expense of $349,000 and an increase in non-interest income of $7,000 offsetting a decrease in net interest income of $150,000, an increase in the provision for loan losses of $129,000 and a decrease in net tax benefit of $29,000.

Net Interest Income. Net interest income was $891,000 for the three months ended March 31, 2002, a decrease of $150,000 from the $1.0 million for the three months ended March 31, 2001. Interest income was $2.0 million for the three months ended March 31, 2002 compared to $3.0 million for the three months ended March 31, 2001. Interest expense was $1.1 million for the three months ended March 31, 2002 compared to $1.9 million for the three months ended March 31, 2001. The average yields on interest earning assets were 6.91% and 8.00% for the three months ended March 31, 2002 and 2001, respectively. The average rates on interest bearing liabilities were 4.00% and 5.50% for the same periods, respectively. That resulted in net interest rate spreads of 2.91% and 2.50% for the three months ended March 31, 2002 and 2001, respectively. Net interest margins for the three months ended March 31, 2002 and 2001 were 3.13% and 2.82%, respectively.

Interest Income. Total interest income was $2.0 million for the three months ended March 31, 2002, a decrease of $1.0 million from the $3.0 million for the three months ended March 31, 2001. Interest income from loans receivable was $1.7 million for the three months ended March 31, 2002, a decrease of $1.1 million from the $2.8 million for the three months ended March 31, 2001. The decrease was primarily due to decreased average balances in loans outstanding and lower average yields on those balances. The average balance of outstanding loans was $83.8 million and $131.2 million for the three months ended March 31 2002 and 2001, respectively. The average yields on loans outstanding were 8.30% and 8.50%, respectively. Although the balances have declined significantly, loans on non-accrual status continue to have a significant negative effect on interest income. Non-accrual loans were $3.0 million at March 31, 2002 compared to $12.1 million at March 31, 2001 and $10.6 million at June 30, 2001. For the three months ended March 31, 2002, gross interest income, which would have been recorded, had the non-accrual loans been current in accordance with their original terms amounted to $147,000. Interest income on investment and mortgage-backed securities and other interest bearing deposits increased to $225,000 for the three months ended March 31, 2002 compared to $168,000 for the three months ended March 31, 2001. The increase was due to increased average balances outstanding in the current period.

Interest Expense. Total interest expense was $1.1 million for the three months ended March 31, 2002, a decrease of $841,000 from the $1.9 million for the three months ended March 31, 2001. Interest expense on deposits was $947,000 for the three months ended March 31, 2002, a decrease of $774,000 from the $1.7 million for the three months ended March 31, 2001. Interest expense on FHLB advances decreased $67,000 to $127,000 for the three months ended March 31, 2002 from $194,000 for the three months ended March 31, 2001. Decreases for both categories were due to decreased average balances outstanding and decreased average rates paid on those balances.

Provision for Loan Losses. The provision for loan losses was $216,000 for the three months ended March 31, 2002 compared to $87,000 for the three months ended March 31, 2001. The increase in the provision for loan losses in the current period was due to increased consumer loan charge-offs. Assets classified as substandard at March 31, 2002 were $5.4 million compared to $15.8 million at June 30, 2001 and $18.7 million at March 31,

2001. Net loans charged off for the three months ended March 31, 2002 and 2001 were $527,000 and $87,000, respectively.

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

At March 31, 2002, the Bank had a total allowance for loan losses of $1.7 million, representing 56.7% of non-performing loans and 2.2% of loans receivable, net and loans held for sale.

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

Non-interest Income. Non-interest income increased $7,000 to $197,000 for the three months ended March 31, 2002 from $190,000 for the three months ended March 31, 2001. Gains on the sale of loans increased $8,000 primarily due to increased profit margins on loan sales in the current period. Proceeds from loan sales were $4.6 million in the three months ended March 31, 2002 and 2001. Other non-interest income increased $24,000 primarily due to increased late charges collected on mortgage loans and increased income from real estate owned. Customer service charges decreased $18,000 due to fewer accounts and the sale of the Kearney office Loan-servicing fees decreased $6,000 due to fewer loans serviced.

Non-interest Expense. Non-interest expense decreased $349,000 to $859,000 for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001. Compensation and benefit expense decreased $119,000 in the current period. Cash compensation paid decreased $87,000 primarily due to fewer employees. ESOP expenses increased $5,000 due to a higher average price of the Company's common stock during the current period. Expenses for the RRP decreased $21,000 in the current period. All RRP vesting was completed in December 2001. Due to more loan originations in the current period, $12,000 more in expenses was deferred in accordance with SFAS No. 91. Occupancy expense decreased $77,000 in the current period primarily due to decreased depreciation because of the sale of the Kearney branch location. Federal insurance premiums decreased $2,000 primarily due to lower deposit balances. Advertising expense increased $3,000 to $15,000 for the current period primarily due to increased advertising in the current period. Real estate owned expense decreased $59,000. Real estate owned expenses were $20,000 for the three months ended March 31, 2001. The three months ended March 31, 2002 reflected income of $39,000, primarily due to increased profit on the sale of real estate owned in the current period. Other expense decreased $95,000 to $207,000 for the current period. During the current period, the provision for loss on real estate owned decreased $32,000, other mortgage loan expense decreased $26,000, supervisory examination charges decreased $12,000, postage expense decreased $9,000, repossessed asset expense decreased $9,000, supplies expense decreased $6,000, telephone expense decreased $6,000 and dues and subscription expense decreased $3,000. Federal Home Loan Bank charges increased $10,000 and surety bond premiums increased $4,000.

Income Taxes. The income tax benefit was $3,000 for the three months ended March 31, 2002 compared to $32,000 for the three months ended March 31, 2001. The reduction in benefit was due to the decrease in net operating loss for the current period. The effective tax rates were -23.15% and 49.53% for the three months ended March 31, 2002 and 2001, respectively. The change in the effective tax rates was primarily due to the non-taxable benefit of company owned life insurance comprising such a large percentage of net income before tax in the current period.

Comparison of Operating Results for the Nine Months Ended March 31, 2002 and
----------------------------------------------------------------------------
2001
----

Performance Summary. For the nine months ended March 31, 2002, the Company had a net loss of $239,000, or $0.28 per basic and diluted share, compared to a net loss of $602,000, or $0.72 per basic and diluted share for the nine months ended March 31, 2001. The decrease in the net loss was primarily due to a decrease in the provision for loan losses of $710,000 and a decrease in non-interest expense of $816,000 offsetting a decrease in net interest income of $880,000, a decrease in non-interest income of $31,000 and a decrease in net tax benefit of $252,000.

Net Interest Income. Net interest income was $2.7 million for the nine months ended March 31, 2002, a decrease of $880,000 from the $3.6 million for the nine months ended March 31, 2001. Interest income was $6.8 million for the nine months ended March 31, 2002, compared to $9.9 million for the nine months ended March 31, 2001. Interest expense was $4.1 million for the nine months ended March 31, 2002 compared to $6.3 million for the nine months ended March 31, 2001. The average yields on interest earning assets were 7.09% and 8.27% for the nine months ended March 31, 2002 and 2001, respectively. The average rates paid on interest bearing liabilities were 4.57% and 5.62% for the same periods, respectively. That resulted in average net interest rate spreads of 2.52% and 2.65% for the nine months ended March 31, 2002 and 2001, respectively. The net interest margins were 2.79% and 2.98% for the nine months ended March 31, 2002 and 2001, respectively.

Interest Income. Total interest income was $6.8 million for the nine months ended March 31, 2002, a decrease of $3.1 million from the $9.9 million for the nine months ended March 31, 2001. Interest income from loans receivable was $6.0 million for the nine months ended March 31, 2002, a decrease of $3.4 million from the $9.4 million for the nine months ended March 31, 2001. The decrease was primarily due to decreased average balances outstanding during the two periods and decreased average yields earned. The average balances of loans receivable were $95.0 million and $145.5 million for the nine months ended March 31, 2002 and 2001, respectively. The average yields on loans outstanding during the periods were 8.35% and 8.58% for the same periods, respectively. Interest income on investment and mortgage-backed securities was $561,000 and $8,000 for the nine months ended March 31, 2002 and 2001, respectively. The increase is primarily due to increased average balances in the current period. Interest income on other interest bearing deposits was $283,000 and $507,000 for the nine months ended March 31, 2002 and 2001, respectively. The decrease was primarily due to decreased average yields on those investment in the current period.

Interest Expense. Total interest expense was $4.1 million for the nine months ended March 31, 2002, a decrease of $2.2 million from the $6.3 million for the nine months ended March 31, 2001. Interest expense on deposits was $3.7 million for the nine months ended March 31, 2002, a decrease of $1.8 million from the $5.5 million for the nine months ended March 31, 2001. Interest on FHLB advances was $416,000 for the nine months ended March 31, 2002, a decrease of $429,000 from the $845,000 for the nine months ended March 31, 2001. The decrease for both are primarily due to decreased average balances outstanding and a decrease in the average rates paid on those balances.

Provision for Loan Losses. The provision for loan losses was $540,000 for the nine months ended March 31, 2002 compared to $1.2 million for the nine months ended March 31, 2001. The decrease in the current period was primarily due to large decreases in classified assets and increases in general reserves in the prior period. Assets classified as substandard at March 31, 2002 were $5.4 million, compared to $15.8 million and $18.7 million at June 30, 2001 and March 31, 2001, respectively. At March 31, 2002, the Company had a total allowance for loan losses of $1.7 million, representing 56.7% of non-performing loans and 2.2% of loans receivable, net and loans held for sale.

Non-interest Income. Non-interest income was $640,000 for the nine months ended March 31, 2002, a $30,000 decrease from the $670,000 for the nine months ended March 31, 2001. Gains on the sale of loans decreased $33,000 to $262,000 for the nine months ended March 31, 2002 from $295,000 for the nine months ended March 31, 2001. The decrease was primarily due to reduced levels of loan sales in the current period. Proceeds from the sale of loans were $16.2 million in the nine months ended March 31, 2002, compared to $24.7 million in the nine months ended March 31, 2001. The 2001 period included a sale of a $10 million pool of loans. For the nine months ended March 31, 2002, customer service charges decreased $32,000 to $187,000 due to fewer accounts and the sale of the Kearney office. Loan servicing fees decreased $16,000 to $6,000 primarily due to fewer accounts. Other non-interest income increased $51,000 to $185,000 for the nine months ended March 31, 2002. The increase was primarily due to increased late charges collected on loans and increased income on real estate owned.

     Non-interest Expense. Non-interest expense decreased $816,000 to $3.2 million for the nine months ended March 31, 2002 from $4.0 million for the nine months ended March 31, 2001. Compensation and related expenses decreased $93,000 to $1.8 million for the current period. Cash compensation decreased $72,000 primarily due to fewer employees. ESOP expenses increased $14,000 in the current period primarily due to a higher average stock price for the Company's common stock. RRP expenses decreased $17,000 in the current period. All RRP vesting was completed at December 31, 2001. As a result, no future expenses will be incurred for RRP. Expenses for salary continuation plans increased $16,000 in the current period due to forfeitures in the prior period. Director's fees decreased $4,000 in the current period primarily due to reduced fees paid to directors. Office property and equipment expense decreased $226,000 to $396,000 for the nine months ended March 31, 2002 from $621,000 for the prior period. Depreciation expenses decreased $137,000 in the current period. Expenses for maintenance agreements and repairs and maintenance decreased $36,000 in the current period. Tax expenses decreased $6,000 in the current period. Expenses for utilities decreased $8,000 in the current period. Data processing expenses decreased $10,000 to $161,000 for the nine months ended March 31, 2002 from $171,000 for the prior period. The decrease was primarily due to fewer accounts processed. Federal insurance premiums increased $14,000 to $45,000 for the nine months ended March 31, 2002 from $31,000 for the prior period. The increase was primarily due to increased assessment rates in the current period. Advertising expenses decreased $1,000 to $41,000 for the nine months ended March 31, 2002 from $42,000 for the prior period. The decrease was primarily due to reduced levels of advertising in the current period. Real estate owned and repossessed asset expense decreased $95,000 to $103,000 for the nine months ended March 31, 2002 from $198,000 for the prior period. The decrease was primarily due to increased profits on the sale of real estate owned in the current period compared to the prior year. Other expenses decreased $406,000 to $660,000 for the nine months ended March 31, 2002 from $1.1 million for the prior period. The 2001 period included a charge for bad checks from one customer of $320,000. During the current period, expenses for audit and accounting services increased $17,000, FHLB charges increased $25,000, and expenses for repossessed assets increased $7,000. Also during the current period, expenses for office supplies decreased $15,000, telephone expenses decreased $9,000, postage expense decreased $16,000 and loan expenses decreased $34,000.

     Income Taxes. The income tax benefit was $157,000 for the nine months ended March 31, 2002 compared to $410,000 for the nine months ended March 31, 2001. The reduction in benefit was due to the decrease in the net operating loss for the current period. The effective tax rates were 39.74% and 40.51% for the nine months ended March 31, 2002 and 2001, respectively.

     Asset Quality
     -------------

     Non-performing assets were $6.0 million at March 31, 2002 compared to $11.6 million at June 30, 2001. Non-performing assets consist of the following at March 31, 2002 and June 30, 2001, respectively; real estate owned of $3.0 million and $1.0 million; non-accrual loans of $3.0 million and $10.6 million; and other repossessed assets of $44,000 and $51,000. There were no loans 90 days or more delinquent accruing interest at March 31, 2002 and June 30, 2001. The Bank's allowance for loan losses was $1.7 million at March 31, 2002, representing 28.02% of non-performing assets, 56.73 % of non-performing loans and 2.17% of loans receivable. The allowance at June 30, 2001 was $3.5 million, representing 30.01% of non-performing assets, 32.87% of non-performing loans and 3.12% of loans receivable. The decrease in the allowance for loan losses was primarily due to charge-offs on three commercial construction projects and several one-to-four family loans. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent. Restructured loans were $1.2 million and $915,000 at March 31, 2002 and June 30, 2001, respectively.

     The decrease in non-performing assets from June 30, 2001 to March 31, 2002 was primarily due to decreases in non-accruing one-to-four family construction loans of $4.7 million, one-to-four family loans of $1.9 million, multifamily and commercial loans of $227,000, land loans of $515,000 and consumer loans of $273,000 offsetting an increase in real estate owned and repossessed assets of $3.0 million. The increase in foreclosed assets was primarily due to foreclosures on one-to-four family construction loans and one-to-four family loans.

     Assets classified as substandard were $5.4 million and $15.8 million at March 31, 2002 and June 30, 2001, respectively. One commercial real estate loan of $1.8 million is in non-accrual status at March 31, 2002 but is not classified as substandard due to the value of the collateral.


     Capital Resources
     -----------------

     The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of March 31, 2002:


                                              Actual               Required               Excess
                                          amount/percent        amount/percent        amount/percent
                                          --------------        --------------        --------------
                                                            (Dollars in Thousands)
           Tangible capital              $ 12,846     10.68%      1,804      1.50%    11,042      9.18%

           Core leverage capital         $ 12,846     10.68%      4,810      4.00%     8,036      6.68%

           Risk-based capital            $ 13,798     16.92%      6,076      8.00%     7,722      8.92%

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

     It is the Bank's policy to maintain its liquidity portfolio in excess of regulatory requirements. The Bank's eligible liquidity ratios were 26.41% and 21.61% at March 31, 2002 and June 30, 2001, respectively. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. At March 31, 2002 and June 30, 2001, cash and cash equivalents were $21.4 million and $18.1 million, respectively.

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

     Supervisory Agreement
     ---------------------

     On August 4, 2001 the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement was required by the OTS primarily due to non-compliance with OTS regulations concerning lending standards, lending limitations, classification of assets and appraisal standards. The OTS also identified weaknesses in the allowance for loan losses and in various policies and procedures such as; real estate appraisals, loan underwriting, credit administration, lending limits, internal audit procedures, contingency disaster recovery plan and budgetary processes. By signing the Supervisory Agreement, the Bank agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provided that the Bank shall take the necessary and appropriate actions to achieve compliance with various OTS regulations related to the lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provided that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement required the Bank to establish adequate allowance for loan losses and not to reduce the balance of the allowance for loan losses without prior notice of no objection from the OTS. The Supervisory Agreement also provided that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior OTS approval. The Bank was also prohibited from increasing the number of loans to current builders or subdivision developments without prior OTS approval.

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

     SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of these standards will not have an impact on the consolidated financial statements due to the Company not having any goodwill or other intangible assets recorded. The Company will adopt these standards on July 1, 2002.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 will be adopted by the Company effective July 1, 2002. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

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

                                              CBES Bancorp, Inc.
                                          -------------------------
                                                (Registrant)






     Date:  May 14, 2002              By:   /s/ Paul L. Thomas
                                          ----------------------------------
                                      Paul L. Thomas, Chief Executive Officer
                                          (Duly Authorized Officer)





     Date:  May 14, 2002              By:   /s/ Ronald W. Hill
                                          ---------------------------------
                                      Ronald W. Hill, Chief Financial Officer
                                          (Principal Financial Officer)