Form 10KSB/A
period 2002-03-31
CBES BANCORP INC
filed 2002-05-17
CIK 1017308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal year ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________________ to ________________
         Commission File Number          0-21163


                               CBES BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                     43-1753244
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     1001 North Jesse James Road, Excelsior Springs, Missouri       64024
 -----------------------------------------------------------------------------
            (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:      (816) 630-6711
                                                    --------------------------

          Securities Registered Pursuant to Section 12 (b) of the Act:

                                      None
                                      ----

          Securities Registered Pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES  X . No    .
                  ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 105 of Regulation S-B contained herein, and no disclosure will be contained, to best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

         The Registrant's revenues for the fiscal year ended June 30, 2001 were $13.6 million.

         As of September 7, 2001, there were 1,031,851 shares issued and 875,805 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the NASDAQ Small Cap Market as of September 7, 2001, was $10.4 million. (The exclusion from such amount of market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2001.

         This amendment to the Form 10-KSB Annual Report for the year ended June 30, 2001 is being filed to include the city and state on the independent auditors' report, which appeared at page 16 of the Registrant's 2001 Annual Report to Stockholders included as Exhibit 13 to the Form 10-KSB.

Item 7.  Financial Statements
-----------------------------

         Pages 16 to 42 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

(a)      (1)  Financial Statements

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 2001, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


                                                                                                  Page in
                                                                                                   Annual
Annual Report Section                                                                              Report
---------------------                                                                           ------------


Report of Independent Auditors ..............................................................        16
Consolidated Balance Sheet at June 30, 2001 and 2000 ........................................        17
Consolidated Statements of Operations for the Years ended June 30, 2001, 2000 and 1999 ......        18
Consolidated Statements of Stockholder's Equity and Comprehensive Income for the Years
      ended June 30, 2001, 2000 and 1999 ....................................................        19
Consolidated Statements of Cash Flows for the Years ended June 30, 2001, 2000 and 1999 ......        20
Notes to Consolidated Financial Statements ..................................................        22


      (a) (2) Financial Statement Schedules - All financial statement
              -----------------------------
              schedules have been omitted as the information is either inapplicable or not required under the related instructions.

      (a) (3) Exhibits - The following exhibits are either filed or attached as
              --------   part of this report or are  incorporated  herein by
              reference.


                                                                           Reference to
Regulation                                                                Prior Filing or
S-B Exhibit                                                               Exhibit Number
Number                                Document                            Attached Hereto
-------------   ------------------------------------------------------   ------------------

     2          Plan of acquisition, reorganization, arrangement,              None
                liquidation or succession
    3.1         Certificate of Incorporation                                     *
    3.2         Bylaws                                                           *
     4          Instruments defining the rights of security holders,             *
                including indenture
     9          Voting trust agreement                                         None
    10.1        Proposed Stock Option and Incentive Plan                         *
    10.2        Proposed Recognition and Retention Plan                          *
    10.3        Employment Agreement with Larry E. Hermreck,                     *
                Deryl R. Goettling, Margaret E. Teegarden and
                Dennis D. Hartman



                                                                           Reference to

Regulation                                                                Prior Filing or
S-B Exhibit                                                               Exhibit Number
Number                                Document                            Attached Hereto
-------------   ------------------------------------------------------   ------------------

    10.4        Employee Stock Ownership Plan                                    *
    10.5        Director Emeritus Agreements                                     *
    10.6        Salary Continuation Agreement                                    *
    10.7        Severance Agreements with Larry Hermreck, Deryl                 **
                R. Goettling, Margaret E. Teegarden and Dennis D.
                Hartman
     11         Statement re: computation of per share earnings                None
     12         Statement re: computation of ratios                        Not required
     13         Annual Report to Security Holders                               13
     16         Letter re: change in certifying accountant                     None
     18         Letter re: change in accounting principles                     None
     21         Subsidiaries of Registrant                                      ***
     22         Published report regarding matters submitted to                None
                vote of security holders
     23         Consent of experts and counsel                                  ***
     24         Power of Attorney                                          Not required
     28         Information from reports furnished to State
                insurance regulatory authorities                               None
     99         Additional exhibits                                            None



         *Filed on June 21, 1996, as exhibits to the Registrant's Form AB-2 registration statement (Registration No. 333-6649), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         **Filed on September 28, 1999 as exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

         ***Filed on September 28, 2001 as exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2001. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

         (b) Reports on Form 8-K - No Form 8-K was filed during the last quarter
             -------------------
of the year covered by this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CBES BANCORP, INC.



Date:  May 17, 2002         By:   /s/ Paul L. Thomas
                                ------------------------------------
                                Paul L. Thomas, Chief Executive
                                Officer and Chairman of the Board
                                (Principal Executive Officer)





                            By:   /s/ Ronald W. Hill
                                ------------------------------------
                                Ronald W. Hill, Chief Financial
                                Officer (Principal Accounting
                                Officer and Financial Officer)

                                Index to Exhibits

Exhibit 13              2001 Annual Report to Stockholders