Form 10KSB
period 2002-06-30
CBES BANCORP INC
filed 2002-09-27
CIK 1017308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
              For the fiscal year ended June 30, 2002
                                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _________________ to __________________
    Commission File Number 0-21163

                               CBES BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                               43-1753244
-------------------------------                          -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1001 North Jesse James Road, Excelsior Springs, Missouri           64024
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (816) 630-6711
                                                    ---------------------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The Registrant's revenues for the fiscal year ended June 30, 2002 were $9.3 million.

         As of September 6, 2002, there were 1,031,851 shares issued and 875,805 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of September 6, 2002, was $13.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

    None.

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

         Community Bank is a federally chartered savings bank headquartered in Excelsior Springs, Missouri. Community Bank was originally chartered as a Missouri savings and loan association in 1931 under the name Excelsior Springs Savings and Loan Association. In 1991, the Bank changed its name to its current form, and in 1995 the Bank amended its charter to become a federal mutual savings bank. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office in Excelsior Springs and its branch office in Liberty, Community Bank primarily serves communities located in Clay and Ray Counties and to a lesser extent in surrounding counties in the State of Missouri. In November 2001, the Bank sold its branch office in Kearney, Missouri, to Kearney Trust Company. At June 30, 2002, CBES Bancorp had total assets of $112.9 million, deposits of $87.8 million and stockholders' equity of $14.2 million.

         Community Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to four-family residential mortgage loans, construction and land loans for single-family residential properties, commercial real estate loans, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale. At June 30, 2002, the Bank's total loan portfolio was $72.4 million, of which 60.3% were one-to four-family residential mortgage loans, 13.8% were construction and land loans (the vast majority of which related to single-family residential properties), and 7.3% were consumer loans. During the fiscal year ended June 30, 2002, the Bank originated $24.7 million of fixed-rate one- to four-family residential mortgage loans, of which $18.9 million, or 76.5%, were sold in the secondary market. See "Lending Activities." To a lesser extent, the Bank invests in various investment securities, including mortgage-backed securities, U.S. Government agency securities and U.S. Treasury Bills.

         The executive office of the Company and the Bank is located at 1001 North Jesse James Road, Excelsior Springs, Missouri 64024 and their telephone number is (816) 630-6711.

Recent Developments

         On September 5, 2002, CBES Bancorp, Inc., NASB Financial, Inc., a Missouri corporation, and NASB Acquisition Subsidiary, Inc., a Missouri corporation and wholly-owned subsidiary of NASB Financial, entered into a merger agreement. The merger agreement provides, among other things, for the merger of NASB Acquisition Subsidiary into CBES Bancorp, with CBES Bancorp thereafter being a wholly-owned subsidiary of NASB Financial.

         Pursuant to the merger agreement, each share of common stock of CBES Bancorp that is issued and outstanding at the effective time of the merger will be converted into the right to receive $17.50 in cash, subject to adjustment if the adjusted stockholders' equity of CBES Bancorp as of the close of business on the last business day immediately prior to the effective date of the merger is less than $13,900,000. If the adjusted stockholders' equity of CBES Bancorp is less than $13,900,000, the per share cash consideration distributable by NASB Financial will be reduced to $17.05 per share. If the adjusted stockholders' equity of CBES Bancorp is less than $13,500,000, NASB Financial has the option of consummating the transaction and paying each shareholder $17.05 per share of CBES Bancorp common stock or terminating the merger agreement.

     The merger agreement can be terminated for various reasons, including, among others, by the mutual written consent of the parties, by either party if the other party has materially breached its covenants, agreements, representations or warranties, which breach cannot be cured within 30 days after notice thereof, or by either party upon the occurrence or nonoccurrence of certain other conditions or actions as set forth in the merger agreement, including the failure of the shareholders of CBES Bancorp to approve the merger agreement and the failure to consummate the merger by January 31, 2003. NASB Financial also may terminate the merger agreement if the adjusted stockholders' equity of CBES Bancorp is less than $13,500,000 as measured at the close of business on the last day prior to the effective date of the merger.

     Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the shareholders of CBES Bancorp and approval of appropriate regulatory agencies.

     The special meeting of shareholders of CBES Bancorp to consider and vote on the merger agreement is expected to be held in December 2002. Applications to obtain the required regulatory approvals are being prepared but have not yet been filed as of the date of this Form 10-KSB.

Supervisory Agreement

     On August 4, 2000, the Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS"). By signing the Supervisory Agreement, the Bank agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provides that the Bank shall take necessary and appropriate actions to achieve compliance with various OTS regulations related to lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provides that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement requires the Bank to establish adequate allowance for loan losses and not reduce the allowance without prior notice of no objection from the OTS. The Supervisory Agreement also provides that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior written notice of no objection from the OTS. The Bank is also prohibited from increasing the number of loans to current builders or subdivision developments without prior written notice of no objection from the OTS.

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

Market Area and Competition

     Community Bank serves communities located in Clay and Ray Counties and in surrounding counties in Missouri from its main office in Excelsior Springs and its branch office in Liberty. As noted above, the Bank also maintained a branch office in Kearney, Missouri, until its sale in November 2001. Excelsior Springs and Liberty are located in Clay County, which is part of the Kansas City Metropolitan Statistical Area. Excelsior Springs and Liberty are small towns. Clay County has a population estimated at 184,000 as of 2000. The northern portion of Clay County is a combination of suburban and rural areas containing a number of small towns, including Excelsior Springs. Southern Clay County is a rapidly developing suburban market, and is home to a large number of people who commute to jobs in areas closer to Kansas City.

     Most of the employment in Clay County is provided by light manufacturing, services and retail trade. Included among the largest employers in Clay County are a number of hospitals (Liberty Hospital, Excelsior Springs Medical Center, North Kansas City Hospital, and St. Luke's Northland Hospital), local school districts and two community colleges. Employers in the manufacturing sector include Ford Motor Company, Farmland Industries and Wilcox Electric. In the immediate Excelsior Springs area, the largest employers are American Italian Pasta Company, Precise Technology Incorporated, Magna Interior Systems and Gilmour Manufacturing.

     The Bank's business and operating results are significantly affected by the general economic conditions present in the Bank's market area. As of June 2002, the unemployment rate in Clay County was 4.0% and the unemployment rate in Ray County was 4.9%.

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

Lending Activities

     General. The Bank has emphasized and will continue to emphasize the origination of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination for portfolio of ARM loans and the origination and sale of fixed-rate and ARM residential mortgage loans. From the mid-1990's until fiscal 2001 the Bank increased its portfolio of residential construction loans. However, during the past two years, the construction loan portfolio decreased substantially. The Bank also originates land loans secured by vacant land or building lots for which the borrower intends to ultimately construct a residential property. The Bank also originates commercial real estate and multi-family residential loans subject to the terms of the Supervisory Agreement. The Bank's non-mortgage loans consist primarily of automobile loans. Pursuant to the Supervisory Agreement, the Bank is restricted from making commercial real estate loans, without prior written notice of no objection from the OTS.

     Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 2002, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.1 million. At June 30, 2002, the Bank had no groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 2002 was approximately $2.09 million in loans to real estate investors on a commercial real estate construction loan of $1.8 million, a land loan of $147,000, an equity line of credit of $99,000 and a consumer auto loan of $17,000 and was secured by real estate located in Clay County and Buchanan County, Missouri. At June 30, 2002, this commercial real estate construction loan was in non-accrual status; the rest of these loans were performing in accordance with their terms.

     Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                                          At June 30,
                                                              -------------------------------------------  --------------------
                                                                      2002                 2001                  2000
                                                              --------------------  ---------------------  --------------------
                                                               Amount      Percent     Amount     Percent    Amount    Percent
                                                              --------    --------  ---------   ---------  --------   ---------
                                                                                     (Dollars in Thousands)
Real estate loans:
  One- to four-family residential .........................   $ 43,659       60.30%  $ 59,982       51.18% $ 84,645       45.33%
  Multi-family ............................................      2,025        2.80      1,986        1.69     2,832        1.51
  Commercial ..............................................     11,443       15.80      9,490        8.10     7,388        3.96
  Land ....................................................      3,450        4.77      5,798        4.95     7,183        3.85
  Construction ............................................      6,570        9.07     28,910       24.66    66,000       35.35
                                                              --------    --------   --------   ---------  --------    --------
 Total real estate loans ..................................     67,147       92.74    106,166       90.58   168,048       90.00
                                                              --------    --------   --------   ---------  --------    --------
Consumer loans:
  Direct automobile loans .................................      2,780        3.84      5,539        4.72     9,421        5.04
  Indirect automobile loans ...............................      1,290        1.78      2,833        2.42     4,117        2.20
  Deposit accounts ........................................        286        0.40        480        0.41       739        0.40
  Home improvement ........................................         22        0.03         25        0.02        30        0.02
 Commercial loans .........................................        122        0.17        510        0.43     1,372        0.73
  Other ...................................................        754        1.04      1,659        1.41     2,997        1.61
                                                              --------    --------   --------   ---------   -------   ---------
     Total consumer loans .................................      5,254        7.26     11,046        9.42    18,676       10.00
                                                              --------    --------   --------   ---------   -------   ---------

     Total loan portfolio .................................   $ 72,401      100.00%  $117,212      100.00%  186,724      100.00%
                                                                          ========              =========             =========
Less:
  Loans in process ........................................      1,272                  2,333                19,355
  Deferred loan origination fees and ......................
    discounts on loans, net ...............................        208                    250                   646
  Allowance for loan losses ...............................      1,501                  3,472                 2,924
                                                              --------               --------              --------
    Total loans receivable, net ...........................   $ 69,420               $111,157              $163,799
                                                              ========               ========              ========

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                       At June 30,
                                          -----------------------------------------------------------------
                                                    2002                  2001                 2000
                                          --------------------    -------------------  --------------------
                                           Amount     Percent      Amount     Percent    Amount     Percent
                                          --------   ---------    --------  ---------  ---------  ---------
                                                                 (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family ...............    $  15,826       21.86%   $  7,342      14.80%  $ 25,611     13.71%
  Multi-family ......................           --          --         165       0.14        167      0.09
  Commercial ........................        2,518        3.48       3,711       3.17      3,104      1.66
  Land ..............................          581        0.80       1,678       1.43      2,645      1.42
  Construction ......................        6,570        9.07      26,952      22.99     66,000     35.35
                                         ---------    --------    --------   --------   --------  --------
 Total real estate loans ............       25,495       35.21      49,848      42.53     97,527     52.23
                                         ---------    --------    --------   --------   --------  --------

Consumer loans ......................        5,254        7.26      11,046       9.42     18,278      9.79
                                         ---------    --------    --------   --------   --------  --------

     Total fixed-rate loans .........       30,749       42.47      60,894      51.95    115,805     62.02
                                         ---------    --------    --------   --------   --------  --------

Adjustable Rate Loans:
 Real estate: .......................
  One- to four-family ...............       27,833       38.44      42,640      36.38     59,034     31.62
  Multi-family ......................        2,025        2.80       1,821       1.55      2,665      1.43
  Commercial ........................        8,925       12.33       5,779       4.93      4,284      2.29
  Land ..............................        2,869        3.96       4,120       3.52      4,538      2.43
  Construction ......................           --          --       1,958       1.67         --        --
                                         ---------    --------    --------   --------   --------  --------
 Total real estate loans ............       41,652       57.53      56,318      48.05     70,521     37.77
                                         ---------    --------    --------   --------   --------  --------

Consumer loans ......................           --          --          --         --        398      0.21
                                                                                        --------  --------

     Total adjustable-rate loans ....       41,652       57.53      56,318      48.05     70,919     37.98
                                         ---------    --------    --------   --------   --------  --------

     Total loan portfolio ...........       72,401      100.00%    117,212     100.00%   186,724    100.00%
                                                      ========               ========             ========
Less:
  Loans in process ..................        1,272                   2,333                19,355
  Deferred fees and discounts .......          208                     250                   646
  Allowance for losses ..............    $   1,501                $  3,472                 2,924
                                         ---------                --------              --------
    Total loans receivable, net .....    $  69,420                $111,157              $163,799
                                         =========                ========              ========

         One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area but will consider out-of-market loans. At June 30, 2002, the Bank had $43.7 million, or 60.3% of its total loan portfolio, invested in mortgage loans secured by one- to four-family residences.

         The Bank originates fixed-rate residential one- to four-family loans with terms of 15 and 30 years. Such loans may either be retained in portfolio or sold in the secondary mortgage market depending on the yield on such loans and the Bank's asset/liability management objectives. Currently, the Bank's policy is to sell into the secondary market longer-term fixed-rate residential real estate loans. As of June 30, 2002, $15.8 million, or 21.9% of the Bank's total loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         Fixed-rate residential one- to four-family loans originated for sale in the secondary mortgage market are underwritten in conformity with the criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") or other investors for sale primarily to FHLMC or other investors. Such loans are sold on a non-recourse basis. The

Bank retains servicing rights on a portion of such loans, depending upon customer preferences and competitive conditions. For the fiscal year ended June 30, 2002, of the $24.7 million in fixed-rate residential one- to four-family loans originated by the Bank, $18.9 million of such loans, or 76.5%, were sold in the secondary mortgage market.

         The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. ARM loans secured by residential one- to four-family real estate totaled $27.8 million, or 38.4% of the Bank's total loan portfolio at June 30, 2002. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate risk position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the fiscal year ended June 30, 2002, the Bank originated $24.7 million in fixed-rate residential mortgage loans and $1.8 million of ARM loans. Normally, the Bank's policy is to originate ARM loans for portfolio.

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

         The Bank also originates for portfolio second mortgage/home equity loans. These loans are generally limited to 85% or less of the appraised value of the property securing the loan. These loans are originated as fixed or adjustable-rate loans and generally have maximum terms of 10 years. At June 30, 2002, the Bank's second mortgage/home equity loans totaled $1.2 million, or 1.7% of the Bank's loan portfolio.

         The Bank also originates for portfolio lines of credit secured by first or second mortgages. These loans are primarily adjustable-rate loans, adjust according to changes in prime interest rates, and may be originated up to an 85% loan-to-value ratio, with a maximum term of five years. At June 30, 2002, the Bank's lines of credit secured by first or second mortgages totaled $1.0 million, or 1.4% of the Bank's loan portfolio.

         Construction and Land Lending. The Bank invested a significant proportion of its loan portfolio in the past in construction and land loans. Prompted by increased residential development in Clay County in recent years, such lending was a growing part of the Bank's loan portfolio. Since June 30, 2000, the construction loan portfolio has decreased substantially. Substantially all of the Bank's construction and land loans are secured by residential properties located in Clay County. The Supervisory Agreement provides that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior written notice of no objection from the OTS. The Bank is also prohibited from increasing the number of loans to current builders or subdivision developments without prior written notice of no objection from the OTS. The Bank's current plans call for a continuation in construction and land development lending, subject to compliance with the Supervisory Agreement.

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

         The table below presents information on the Bank's construction and land loans at June 30, 2002, 2001 and 2000:

                                         At June 30, 2002             At June 30, 2001              At June 30, 2000
                                 -------------------------------   ------------------------------   --------------------------------
                                    Outstanding       Percent of      Outstanding      Percent of       Outstanding      Percent of
                                 Loan Balance/(1)/      Total      Loan Balance/(1)/     Total       Loan Balance/(1)/     Total
                                 -----------------    ----------   -----------------   ----------   ---------------      -----------
                                                                      (Dollars in Thousands)
Speculative - 1-4 family .......   $    2,907           29.0%        $   20,104           57.9%       $  50,353            68.8%
Speculative - Multifamily ......           --           --                  901            2.6            2,925             4.0
Contract .......................          362            3.6              2,090            6.0              377             0.5
Construction - commercial ......        1,839           18.4              2,246            6.5            2,612             3.6
Construction - 1-4 family ......          912            9.1              2,101            6.1            4,018             5.5
                                   ----------         ------         ----------        -------        ---------          ------
 Total construction ............        6,020           60.1             27,442           79.1           60,285            82.4
Land development and acquisition          550            5.5              1,468            4.2            5,715             7.8
Land ...........................        3,450           34.4              5,798           16.7            7,183             9.8
                                   ----------         ------         ----------        -------        ---------          ------
 Total construction and land ...   $   10,020          100.0%        $   34,708          100.0%       $  73,183           100.0%
                                   ==========         ======         ==========        =======        =========          ======

_________________
/(1/)Includes loans in process.

         At June 30, 2002, the Bank's $6.0 million of construction loans and $4.0 million of land and land development loans represented 8.3% and 5.5%, respectively, of total loans receivable. At the same time, the Bank's $2.9 million of speculative construction loans represented 4.0% of total loans receivable. Speculative 1-4 family loans decreased $17.2 million from $20.1 million at June 30, 2001 to $2.9 million at June 30, 2002.

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

         While substantially all of the Bank's construction and land loans are secured by properties located in southern Clay County, the Bank also seeks to diversify its construction and land lending risks among several subdivisions. At June 30, 2002, the Bank had speculative construction loans secured by properties in 20 subdivisions of which one represented an exposure to a single subdivision of more than $1.0 million. At June 30, 2002, the Bank had no borrowers for which speculative construction loans outstanding totaled more than $1.0 million.

         One- to Four-Family Construction Loans. Loans for the construction of one- to four-family residences are generally made for terms of six to twelve months. The Bank's loan policy includes maximum loan-to-value ratios of up to 85% for speculative construction loans and up to 80% for construction loans. Prior to preliminary approval of a construction loan application, Bank personnel inspect the site, review the existing or proposed improvements, identify the market for the proposed project, analyze the pro forma data and assumptions on the project, and satisfy themselves with the experience and expertise of the builder. After preliminary approval has been given, the application is processed. Processing includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, if any, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.

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

          Commercial and Multi-family Construction Loans. Occasionally, the Bank originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. None were originated in fiscal 2002. At June 30, 2002, the Bank had no speculative construction loans secured by multi-family properties and one $1.8 million speculative construction loan on commercial real estate which was in non-accrual status. The Bank plans on originating commercial or multi-family construction loans, subject to compliance with the Supervisory Agreement.

          Land Loans. At June 30, 2002, the Bank had total land loans of $3.5 million and land development loans of $0.6 million. In making land loans and land development loans, the Bank follows similar underwriting policies as for construction loans. The Bank originates land loans and land development loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years as opposed to the term of up to twelve months that is typical of construction loans. The Bank plans on originating land development loans, subject to compliance with the Supervisory Agreement.

          Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At June 30, 2002, $13.5 million, or 18.6% of the Bank's loan portfolio consisted of multi-family loans and commercial real estate loans.

          Multi-family and commercial real estate loans originated by the Bank require prior written notice of no objection from the OTS. These loans may be either fixed- or adjustable-rate loans with terms to maturity and amortization schedules of up to 25 years. Rates on such ARM loans generally adjust every three to five years to specified spreads over the corresponding U.S. Treasury securities indices. Multi-family and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the sales price. These loans generally have prepayment penalties of 1% to 3% of the principal balance outstanding.

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

          Consumer Lending. Community Bank offers a variety of consumer loans, including automobile and home improvement loans, second mortgage home equity loans, lines of credit secured by first or second mortgage loans, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At June 30, 2002, the Bank's consumer loan portfolio totaled $5.3 million, or 7.3% of its loan portfolio.

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

          The Bank's automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. Collision and comprehensive insurance and vendor single-interest coverage is required on all automobile loans. At June 30, 2002, the Bank's indirect automobile loans totaled $1.3 million, or 1.8% of the Bank's loan portfolio and direct automobile loans totaled $2.8 million, or 3.8% of the Bank's loan portfolio.

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

          Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2002, $69,000, or 1.3% of the portfolio in consumer loans were non-performing. See "Asset Quality--Delinquent Loans and Non-performing Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

          The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after June 30, 2003 that have predetermined interest rates is $21.8 million, and that have floating or adjustable rates is $41.4 million.

                                                                    Real Estate
                                   -------------------------------------------------------------------------------
                                                              Multi-Family
                                   One- to Four-Family       and Commercial       Land             Construction
                                   -------------------      ---------------  ------------------  -----------------
                                             Weighted             Weighted             Weighted           Weighted
                                              Average              Average              Average            Average
                                   Amount      Rate     Amount      Rate     Amount      Rate    Amount     Rate
                                   ------      ----     ------      ----     ------      ----    ------     ----
                                                                                    (Dollars in Thousands)
Due During Years Ending June 30,
--------------------------------
2003 ...........................   $   614      8.90%   $ 1,105      8.77%   $  281       8.09%  $ 6,570     8.06%
2004 ...........................       577      7.41        668      7.42       260       8.49         -        -
2005 ...........................       808      7.13        152      7.97        27       7.26         -        -
2006 and 2007 ..................       482      8.08        428      7.47        31       8.53         -        -
2008 to 2012 ...................     1,329      7.84        369      9.69       288       7.63         -        -
2013 to 2027 ...................    13,613      7.01      3,931      8.16       905       7.59         -        -
2028 and following .............    26,236      7.34      6,815      7.99     1,658       7.68         -        -
                                   -------   -------    -------   --------   ------    -------   -------  -------
                                   $43,659      7.28%   $13,468      8.11%   $3,450       7.75%  $ 6,570     8.06%
                                   =======              =======              ======              =======

                                       Consumer             Total
                                   ----------------   -----------------
                                           Weighted            Weighted
                                            Average             Average
                                   Amount    Rate     Amount     Rate
                                   ------    ----     ------     ----

Due During Years Ending June 30,
--------------------------------
2003 ...........................   $  727     8.78%   $ 9,297     8.26%
2004 ...........................    1,017    10.12      2,522     8.62
2005 ...........................    2,395     9.82      3,382     9.07
2006 and 2007 ..................    1,093     9.43      2,034     8.68
2008 to 2012 ...................       12     8.50      1,998     8.16
2013 to 2027 ...................       10    12.99     18,459     7.29
2028 and following .............        -        -     34,709     7.48
                                   ------  -------    -------  -------
                                   $5,254     9.66%   $72,401     7.70%
                                   ======             =======

Origination of Loans

         Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. The President and Chief Executive Officer of the Bank have authority to make secured real estate loans up to $500,000 and secured installment loans up to $50,000. Unsecured installment loans may be approved by the President and Chief Executive Officer of the Bank up to $15,000. The Consumer Loan Department Manager of the Bank has authority to make secured installment loans up to $30,000 and unsecured installment loans up to $3,000. All loans in excess of these limitations must be approved by the Board of Directors of the Bank. The Bank has established a Loan Audit Committee which reviews loans made or denied by officers of the Bank. The Loan Audit Committee meets monthly and consists of the Chief Executive Officer and President as well as three members of the Board of Directors of the Bank.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 2002, the Bank originated $30.6 million in fixed-rate loans and $6.4 million in adjustable-rate loans. For the fiscal year ended June 30, 2001, the Bank originated $29.8 million in fixed-rate loans and $3.7 million in adjustable-rate loans. For the fiscal year ended June 30, 2000 the Bank originated $104.7 million in fixed-rate loans and $29.4 million in adjustable-rate loans.

         In recent years, the Bank has not purchased loans. For the fiscal years ended June 30, 2002, 2001 and 2000, the Bank purchased no loans. As currently structured, longer term, fixed rate loans which don't meet the Bank's asset and liability requirements are sold to investors on either a servicing released or servicing retained basis. Such loans are preapproved by investors with interest rates locked prior to loan funding. The Bank originates conforming, non-conforming and subprime loans for sale to investors. For the year ended June 30, 2002 the Bank sold $18.9 million in conforming residential one- to four-family loans (including $18.9 million of fixed rate loans), compared to $30.3 million and $30.7 million for the years ended June 30, 2001 and 2000, respectively. Primarily all of the residential loans sold by the Bank are fixed-rate residential loans with maturities of 15 and 30 years.

         Set forth below is a table showing the Bank's loan originations, sales and repayments for the periods indicated.

                                                         Year Ended June 30,
                                                 ------------------------------
                                                     2002     2001        2000
                                                 --------   --------   --------
Originations by type:                                     (In Thousands)
 Adjustable rate:
  Real estate -
   One- to four-family residential ..........    $  1,825   $  2,893   $ 24,646
   Multi-family .............................          --         --      1,661
   Commercial ...............................       4,546        192      2,534
   Land .....................................          --        604        368
  Consumer ..................................          --         --        179
                                                 --------   --------   --------
 Total adjustable rate ......................       6,371      3,689     29,388
                                                 --------   --------   --------

 Fixed rate:
  Real estate -
   One- to four-family residential ..........      24,676     21,969     31,112
   Multifamily ..............................          --         --        167
   Commercial ...............................       1,726        765      2,172
   Land .....................................         265         65        514
   Construction .............................       2,545      2,233     51,974
  Consumer                                          1,373      4,727     18,612
                                                 --------   --------   --------
 Commercial Business ........................          --         --        156
 Total fixed rate ...........................      30,585     29,759    104,707
                                                 --------   --------   --------
 Total loans originated .....................      36,956     33,448    134,095
Sales and Repayments:
  Real Estate -
  One- to four-family residential ...........      18,886     30,324     30,726
                                                 --------   --------   --------
  Total loans sold ..........................      18,886     30,324     30,726
 Principal repayments .......................      62,875     72,636     66,505
                                                 --------   --------   --------
  Total sales and repayments ................      81,761    102,960     97,231
Decrease (increase) in other items, net .....       3,068     16,870     (6,936)
                                                 --------   --------   --------
  Net (decrease) increase ...................    $(41,737)  $(52,642)  $ 29,928
                                                 ========   ========   ========

Asset Quality

     The Bank's collection procedures provide that when a loan is past due, a written notice is sent to the borrower between ten and sixteen days after the due date requesting payment, followed by phone calls and personal contact. If payment arrangements have not been made within 30 days or payment arrangements have been broken, a right-to-cure letter is sent, and foreclosure or repossession proceedings are started upon failure to cure. If a loan remains delinquent for 90 days or more, the account is put on non-accrual status. At June 30, 2002, 2001 and 2000, the percentages of total loans delinquent 90 days or more to net loans receivable were 4.62%, 6.74% and 3.07% respectively. The majority of the decrease was due to decreased delinquent construction loans.

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

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 2002, the Bank has $2.9 million in real estate owned.

The following table sets forth information with respect to the Bank's delinquent loans at June 30, 2002.

                                                Loans Delinquent For
                           --------------------------------------------------------------
                                    60-89 Days                  90 Days and Over                      Total
                           ------------------------------  ------------------------------  ------------------------------
                                                Percent                         Percent                         Percent
                                                of Loan                         of Loan                         of Loan
                            Number    Amount    Category    Number    Amount    Category    Number    Amount    Category
                           --------  --------  ----------  --------  --------  ----------  --------  --------  ----------
                                                                (Dollars in Thousands)
Real Estate:
 One- to four-family ....         6  $    524       1.20%        14  $    976      2.24%         20  $  1,500       3.44%
 Multi-family ...........        --        --         --          1       259     12.79           1       259      12.79
 Commercial .............        --        --         --          1        69      0.60           1        69       0.60
 Land ...................        --        --         --         --        --        --          --        --         --
 Consumer ...............        18       137       2.61          9        65      1.24          27       202       3.84
 Construction or
    Development .........         1        98       1.49          1     1,839     27.99           2     1,937      29.48
                           --------  --------  ----------  --------  --------   -------    --------  --------  ----------
    Total ...............        25  $    759       1.09%        26  $  3,208      4.62%         51  $  3,967       5.71%
                                     ========  ==========            ========   =======              ========  ==========

     The following table sets forth information regarding non-performing loans and real estate owned by the Bank at the dates indicated. At June 30, 2002, the Bank had five restructured loans within the meaning of SFAS No. 15, with an aggregate balance of $769,000. Non-accruing loans include loans with principal or interest currently delinquent 90 days or more, plus loans previously delinquent for 90 days or more which have not been brought current.

                                                                            At June 30,
                                                            ------------------------------------------
                                                                2002           2001           2000
                                                            -------------   -----------   ------------
                                                                       (Dollars In Thousands)
Non-accruing loans:
    One- to four-family ..................................    $     976       $ 2,331       $  1,211
    Multi-family .........................................          259            --             --
    Commercial ...........................................           69           418             54
    Land .................................................           --           598            342
    Construction or development ..........................        1,839         6,856          6,762
    Consumer .............................................           69           359            143
                                                              ---------       -------       --------

       Total .............................................       $3,212       $10,562       $  8,512

Accruing loans delinquent more than 90 days:
    One- to four-family ..................................           --            --             --
    Consumer .............................................           --            --             --
                                                              ---------       -------       --------

       Total .............................................           --            --             --
                                                              ---------       -------       --------

Foreclosed assets:
    One- to four-family ..................................          597           100            179
    Multi-family .........................................        1,857           225             --
    Commercial real estate ...............................           --            --             58
    Construction or Development ..........................          494           631             --
    Consumer .............................................           --            51             32
                                                              ---------       -------       --------

       Total .............................................        2,948         1,007            269
                                                              ---------       -------       --------

Total non-performing assets ..............................    $   6,160       $11,569       $  8,781
                                                              =========       =======       ========

Total loans delinquent 90 days or more
  to net loans receivable ................................         4.62%         6.74%          3.07%
                                                              =========       =======       ========

          For the fiscal year ended June 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $337,000. The amount that was included in interest income on such loans was $229,000 for the fiscal year ended June 30, 2002.

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

          In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2002, the Bank had classified a total of $5.5 million of its assets, including real estate owned of $2.9 million, as substandard. At June 30, 2002, the Bank had no assets classified as doubtful and had $21,000 assets classified as loss. At June 30, 2002, total classified assets comprised $5.5 million, or 38.7% of the Company's capital and 4.9% of the Company's total assets. At June 30, 2001, total classified assets comprised $15.8 million, or 107.3% of the Company's capital and 10.4% of the Company's total assets. The decrease in classified assets at June 30, 2002, reflects improved collection efforts and resolution of problem loans.

          For a more detailed discussion of the Bank's classified assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2002, and June 30, 2001--Provision for Loan Losses," included elsewhere in this Form 10-KSB.

          Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 2002, there were 93 loans, with an aggregate balance of $7.2 million, classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows or physical condition of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

          Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2002, the Bank had $2.9 million in properties which were acquired through foreclosure.

          Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2002, the Bank had a total allowance for loan losses of $1.5 million, representing 46.7% of total non-performing loans and 2.2% of the Bank's loans receivable, net. The decrease in the allowance at June 30, 2002 was primarily attributable to a decrease in the Bank's classified assets of $10.3 million to $5.5 million, due to loan payoffs and loan charge-offs. The decrease in classified assets was due to improved collection efforts and the resolution of previous problem assets. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2002, and June 30, 2001--Provision for Loan Losses," included elsewhere in this Form 10-KSB.

          The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                           At June 30,
                                 -----------------------------------------------------------------------------------------------
                                               2002                            2001                           2000
                                 -------------------------------  ------------------------------  ------------------------------
                                                        Percent                         Percent                         Percent
                                                       of Loans                        of Loans                        of Loans
                                               Loan     in Each                Loan     in Each                Loan     in Each
                                  Amount of   Amounts  Category   Amount of   Amounts  Category   Amount of   Amounts  Category
                                  Loan Loss     by     to Total   Loan Loss     by     to Total   Loan Loss     by     to Total
                                  Allowance  Category    Loans    Allowance  Category    Loans    Allowance  Category    Loans
                                  ---------  --------  ---------  ---------  --------  ---------  ---------  --------  ---------
                                                                      (Dollars in Thousands)
One- to four-family ...........    $   318   $ 43,659     60.30%   $   431   $ 59,982    51.17%    $   107   $ 84,645     45.33%
Multi-family ..................        125      2,025      2.80         10      1,986     1.69          14      2,832      1.52
Commercial real estate ........        106     11,443     15.80        101      9,490     8.09         188      7,388      3.96
Land ..........................         44      3,450      4.77         96      5,798     4.95         108      7,183      3.85
Construction or development ...        188      6,570      9.07      2,240     28,910    24.66       2,237     66,000     35.34
Consumer ......................        720      5,254      7.26        594     11,046     9.42         270     18,676     10.00
                                   -------   --------  --------    -------   --------  -------     -------   --------  --------
     Total ....................      1,501     72,401    100.00%     3,472    117,212   100.00%    $ 2,924   $186,724    100.00%
                                   =======   ========  ========    =======   ========  =======     =======   ========  ========

          The following table sets forth information with respect to the Bank's allowance for loan losses for the fiscal year indicated.

                                                                   Years Ended June 30,
                                                        ---------------------------------------
                                                          2002           2001            2000
                                                        --------       --------        --------
                                                                 (Dollars in thousands)
Balance at beginning of year .......................    $  3,472      $   2,924        $    927
                                                        --------      ---------        --------
Charge-offs:
  One- to four-family ..............................         367            122              --
  Multi-family .....................................         645             --              --
  Commercial real estate ...........................          29             --              --
  Construction .....................................       1,545            834              --
  Consumer .........................................         544            276             200
                                                        --------      ---------        --------
                                                           3,130          1,232             200

Recoveries:
  Consumer .........................................          67             41              45
                                                        --------      ---------        --------
                                                              67             41              45
                                                        --------      ---------        --------

Net charge-offs ....................................       3,063          1,191             155
Provision for loan losses ..........................       1,092          1,739           2,152
                                                        --------      ---------        --------

Balance at end of year .............................    $  1,501      $   3,472        $  2,924
                                                        ========      =========        ========

Ratio of net charge-offs during the year
  to average loans outstanding during the year .....        3.42%          0.86%           0.10%
                                                        ========      =========        ========

Ratio of allowance for loan loss to ending
  loans receivable, net ............................        2.16%          3.12%           1.79%
                                                        ========      =========        ========

Ratio of allowance for loan loss to non-
  performing assets at end of year .................       24.37%         30.01%          33.30%
                                                        ========      =========        =========

Investment Activities

          General. Community Bank must maintain adequate levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements previously imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 29.5%. See "Regulation
- Liquidity."

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

          Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. The Bank has invested primarily in federal agency securities, principally Freddie Mac and Government National Mortgage Association ("GNMA") obligations. At June 30, 2002, the Bank's investment in mortgage-backed securities totaled $6.6 million, or 5.9% of its total assets. At June 30, 2002, all but $13,000 of the Bank's mortgage-backed securities were classified as available for sale.

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

          While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value of such securities.

          Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                                Year Ended June 30,
                                                        ----------------------------------
                                                          2002         2001         2000
                                                        --------     --------     --------
                                                                       (In Thousands)
Purchases ........................................      $    --      $ 8,005      $    --
Sales ............................................           --           --           --
Unrealized gain (loss) on mortgage-backed
  securities available for sale ..................          221          (34)          --
Repayments .......................................        1,560          (14)         (18)
                                                        -------      -------      -------
Net (decrease) increase ..........................      $(1,339)     $ 7,957      $   (18)
                                                        =======      =======      =======

          Other Investments. At June 30, 2002, the Bank's investment securities other than mortgage-backed securities consisted of U.S. Government agency securities, municipal bonds, U.S. Treasury Bills, FHLB stock and other FHLB interest-earning assets.

          OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 2002, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

          The following table sets forth the composition of the Bank's investment securities, net of premiums and discounts, at the dates indicated.

                                                                                            At June 30,
                                                    ------------------------------------------------------------------------------
                                                             2002                         2001                      2000
                                                    -----------------------    ------------------------    -----------------------
                                                      Carrying      % of        Carrying       % of          Carrying      % of
                                                       Value        Total          Value       Total          Value       Total
                                                    ----------    ---------    ----------    ---------     ----------    ---------
                                                                               (Dollars in Thousands)
Investment securities available-for-sale:
  Federal agency obligations .....................   $ 3,558          12.82     $ 3,996        16.94        $    --           --
                                                     -------         ------     -------       ------        -------       ------
Subtotal .........................................     3,558          12.82       3,996        16.94             --           --

Investment securities held-to-maturity ...........        75           0.27         379         1.61            187         2.17
                                                     -------         ------     -------       ------        -------       ------
Subtotal .........................................        75           0.27         379         1.61            187         2.17

FHLB stock .......................................     2,323           8.37       2,323         9.85          2,323        27.01
                                                     -------         ------     -------       ------        -------       ------
Total investment securities and
    FHLB stock ...................................     5,956          21.46       6,698        28.40          2,510        29.18
                                                     -------         ------     -------       ------        -------       ------

Other interest-earning assets:
FHLB and other CD's ..............................     1,684           6.07       8,000        33.92          3,000        34.89
FHLB checking ....................................    10,109          36.43       2,888        12.25          1,964        22.85
FHLB Daily Time ..................................    10,000          36.04       5,997        25.43          1,125        13.08
                                                     -------         ------     -------       ------        -------       ------
   Total other interest-earnings assets ..........    21,793          78.54      16,885        71.60        $ 6,089        70.82
                                                     -------         ------     -------       ------        -------       ------

Total investment portfolio .......................   $27,749         100.00%    $23,583       100.00%       $ 8,599       100.00%
                                                     =======         ======     =======       ======        =======       ======

          Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities excluding FHLB stock at June 30, 2002.

                                                                           June 30, 2002
                                             -------------------------------------------------  -----------------------------
                                                Less than    1 to 5     5 to 10        Over
                                                 1 Year       Years      Years       10 Years    Total Investment Securities
                                             -------------------------------------------------  -----------------------------
                                              Carrying    Carrying     Carrying      Carrying     Carrying           Fair
                                                Value       Value       Value         Value        Value            Value
                                             ---------    ---------    --------      ---------  -------------     -----------
                                                                     (Dollars in Thousands)
Investment Securities .................      $      3     $     15     $     25      $      32     $    75          $    75
                                             --------     --------     --------      ---------     -------          -------
Federal agency obligations ............      $  3,046     $    512     $     --      $      --     $ 3,558          $ 3,558
                                             --------     --------     --------      ---------     -------          -------
Total investment securities ...........      $  3,049     $    527     $     25      $      32     $ 3,633          $ 3,633
                                             ========     ========     ========      =========     =======          =======
Weighted average yield ................          2.20%        5.61%        6.50%          6.50%       2.77%

Sources of Funds

          General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, sale or maturity of investments, FHLB advances, and other funds provided from operations.

          FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 2002, the Bank had $9.0 million in FHLB advances.

          Deposits. Community Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to seven years.

          The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Historically, Community Bank has solicited deposits from its primary market area. However, in fiscal 2000, the Bank also solicited brokered deposits as a source of funds for its loan originations. During fiscal 2001 and 2002, substantially all of the brokered deposits matured and rolled off. The Bank is no longer soliciting brokered deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

          The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 2002, $43.9 million, or 68.0% of the Bank's certificates of deposit were in certificates of deposit scheduled to mature in 12 months or less. The Bank believes that upon maturity, a majority of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The Bank's total deposits decreased from $124.6 million at June 30, 2001, to $87.8 million at June 30, 2002. The decrease included the sale of $9.4 million in deposits to Kearney Trust Company in November 2001. Because of decreased loan demand and increased loan repayments, the Bank was not as aggressive in retaining deposits as in prior years.

Savings Portfolio

          The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                                       At June 30,
                                                 ------------------------------------------------------------------------
                                                          2002                      2001                    2000
                                                 ----------------------    ----------------------   ---------------------
                                                  Balance      Percent      Balance      Percent     Balance     Percent
                                                 ---------    ---------    ---------    ---------   ---------   ---------
                                                                          (Dollars  in  Thousands)
Transactions and Savings
 Deposits:
  Passbook savings .........................     $  3,621         4.12%    $  3,655          2.93%   $  3,928       2.90%
  NOW accounts .............................        9,762        11.12        9,468          7.60       9,811       7.23
  Money market accounts ....................        7,073         8.05        6,092          4.89       5,403       3.98
  Noninterest-bearing demand accounts ......        2,827         3.22        4,269          3.43       4,021       2.97
                                                 --------      -------     --------       -------    --------    -------
    Total non-certificates .................       23,283        26.51       23,484         18.85      23,163      17.08
                                                 --------      -------     --------       -------    --------    -------

Certificates:
  1.00 - 3.99% .............................       34,790        39.61        2,674          2.14          --         --
  4.00 - 5.99% .............................       17,711        20.17       34,702         27.85      41,653      30.71
  6.00 - 7.99% .............................       12,038        13.71       63,749         51.16      70,815      52.21
                                                 --------      -------     --------       -------    --------    -------
   Total certificates ......................       64,539        73.49      101,125         81.15%    112,468      82.92%
                                                 --------      -------     --------       -------    --------    -------
         Total .............................     $ 87,822       100.00%    $124,609        100.00%   $135,631     100.00%
                                                 ========      -------     ========       -------    ========    -------

Deposit Activity

          The following table sets forth the deposit activities of the Bank for the periods indicated:

                                                          Years Ended June 30,
                                                   --------------------------------
                                                     2002        2001        2000
                                                   --------    --------    --------
                                                         (Dollars in Thousands)
Opening balance ............................       $124,609    $135,631    $ 101,424
Deposits(1) ................................        222,714     279,372      299,198
Withdrawals ................................        253,767     296,158      269,531
Interest credited ..........................          3,701       5,764        4,540
Deposits sold ..............................          9,435          --           --
                                                   --------    --------    ---------

Ending balance .............................       $ 87,822    $124,609    $ 135,631
                                                   ========    ========    =========
Net (decrease) increase ....................       $(36,787)   $(11,022)   $  34,207
                                                   ========    ========    =========

Percent (decrease) increase ................         (29.52)%     (8.13)%      33.73%
                                                   ========    ========    =========

____________
(1) Does not reflect the rollover of certificates of deposit.

Time Deposit Maturity Schedule

          The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 2002.

                                                          Weighted
Certificate accounts maturing in               Total       Average    Percent of
--------------------------------
quarter ending:                               Balance       Rate        Total
--------------                              -----------  ----------  -----------
                                                  (Dollars in Thousands)
September 30, 2002 ......................    $ 16,707        3.72%       25.89%
December 31, 2002 .......................      12,586        3.32        19.50
March 31, 2003 ..........................       8,356        3.42        12.95
June 30, 2003 ...........................       6,209        3.21         9.62
September 30, 2003 ......................       2,832        3.21         4.39
December 31, 2003 .......................       1,062        4.26         1.64
March 31, 2004 ..........................       2,666        5.87         4.13
June 30, 2004 ...........................       1,801        5.87         2.79
September 30, 2004 ......................         483        5.42         0.75
December 31, 2004 .......................         675        5.92         1.05
March 31, 2005 ..........................       2,146        6.69         3.32
June 30, 2005 ...........................       1,458        6.37         2.26
Thereafter ..............................       7,558        4.95        11.71
                                          -----------    --------      --------
    Total ...............................      64,539                   100.00%
                                          ===========                  ========

          The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.

                                                               Maturity
                                         -------------------------------------------------------
                                           3 Months    Over 3 to 6    Over 6 to 12      Over
                                           or Less        Months         Months       12 Months        Total
                                         -----------  -------------  --------------  -----------    ------------
                                                                 (Dollars in Thousands)
Certificates of deposit less
 than $100,000 .....................     $   14,751    $   10,986      $  13,174     $   16,154      $   55,065
Certificates of deposit of
 $100,000 or more ..................          1,956         1,600          1,391          4,527           9,474
                                         ----------    ----------      ---------     ----------      ----------
  Total certificates of deposit ....     $   16,707    $   12,586      $  14,565     $   20,681      $   64,539
                                         ==========    ==========      =========     ==========      ==========

     Borrowings. Community Bank's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 2002, the Bank had $9.0 million in advances from the FHLB. The Bank has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements.

     The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.

                                                     Years Ended June 30,
                                            ------------------------------------
                                              2002       2001         2000
                                              ----       ----         ----
                                                     (In Thousands)

Maximum Balance:
---------------
  FHLB advances ........................    $10,150     $ 26,750     $ 45,450

Average Balance:
---------------
  FHLB advances ........................    $ 9,531     $ 17,027     $ 33,288


                                                       At June 30,
                                            ------------------------------------
                                              2002       2001          2000
                                              ----       ----          ----
                                                     (In Thousands)

  FHLB advances ........................    $ 9,000     $ 10,150     $ 26,750
                                            =======     ========     ========

  Weighted average interest rate .......       5.64%        5.60%        6.16%

Service Corporation Activities

     As a federally chartered savings association, Community Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.2 million at June 30, 2002, in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal savings associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal savings association may engage. At June 30, 2002, Community Bank had one subsidiary, CBES Service Corporation ("CBES"). CBES was established in March 1993 for the purpose of offering credit life, health and accident insurance to its customers. At June 30, 2002, the Bank's investment in CBES was $1,000. Also, for the fiscal year ended June 30, 2002, CBES had no pre-tax income.

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

     OTS regulations limit a thrift institution's loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, the Bank's lending limit under this restriction was approximately $2.1 million. See "Description of Business--Supervisory Agreement" herein.

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

Capital Requirements

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

     At June 30, 2002, the Bank had tangible capital of $12.5 million, or 11.2% of adjusted total assets, which is approximately $10.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2002, the Bank had core capital equal to $12.5 million, or 11.2% of adjusted total assets, which is $8.1 million above the minimum leverage ratio requirement of 4% as in effect on that date. At that date, the Bank had total risk based capital of $13.4 million (including approximately $12.5 million in core capital and $0.9 million in qualifying supplementary capital) and risk-weighted assets of $69.2 million (with no converted off-balance sheet assets); or total capital of 19.4% of risk-weighted assets. This amount was $7.9 million above the 8% requirement in effect on that date.

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

     At June 30, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations.

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

Liquidity

     The Bank is required to maintain liquid assets in an amount that would ensure its safe and sound operation. The Bank's liquidity ratio at June 30, 2002 was 29.5%.

Qualified Thrift Lender Test

     As a federal savings institution, the Bank is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2002, the Bank met the qualified thrift lender test.

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

Transactions with Affiliates

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the Home Owners Loan Act. Generally, Sections 23A and 23B limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of the institution's capital and surplus and place an aggregate limit on all transactions with affiliates to an amount equal to 20% of capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

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

Holding Company Regulation

     Federal law and regulation generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of the Company, from acquiring control of any savings association, not a subsidiary of a savings and loan holding company, unless the acquisition is approved by the OTS.

         The Company is a unitary savings and loan holding company under federal law because the Bank is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. Recent legislation, however, restricts unitary saving and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. In view of the holding company's size and business plan, the Board of Directors of the Company does not believe that the recent legislation will have a material impact on the holding company. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owner's Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for the bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners Loan Act.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings and loan associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2002, the Bank was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

The USA PATRIOT Act

     In response to the events of September 11/th/, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

          . Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

          . Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

          . Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

          . Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

          . Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's results of operations or financial condition.

Federal and State Taxation

     For federal income tax purposes, the Company and the Bank file a consolidated federal income tax return on a fiscal year basis using the accrual method of accounting.

     As a result of federal legislation enacted in 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of the Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At June 30, 2002, the Bank had a balance of approximately $1.7 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

Employees

     At June 30, 2002, the Bank had a total of 45 full-time and 5 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

Executive Officers of the Bank and the Company Who Are Not Directors

     Margaret E. Teegarden. Ms. Teegarden, age 53, is the Manager of the Bank's Savings Department, responsible for managing the Bank's savings department. Ms. Teegarden joined the Bank in 1978.

     James V. Alderson. Mr. Alderson, age 56, is a mortgage loan officer. He served as the manager of the Consumer Loan Department from 1994 to 2002. Mr. Alderson has been with the Bank since 1990.

     Ronald W. Hill. Mr. Hill, age 53, has served as the Chief Financial Officer and Manager of the Bank's Accounting Department since July 16, 2001. He is responsible for the supervision of the Accounting Department and reporting to regulatory authorities. He is also responsible for overseeing the Bank's asset/liability management program.

Item 2.   Description of Property

     The Bank conducts its business through its main office, located in Excelsior Springs, Missouri and one branch offices, located in Liberty, Missouri. In November 2001, the Bank sold its branch office in Kearney, Missouri, to Kearney Trust Company. The following table sets forth information relating to the Bank's offices as of June 30, 2002. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2002 was approximately $1.0 million.

                                                                Total
                                                              Approximate
                                                  Date           Square       Net Book Value at
          Location                              Acquired        Footage        June 30, 2002
------------------------------------            --------        -------        -------------
                                                                              (In thousands)
Main Office:                                      1983           10000            $ 817
1001 North Jesse James Road
Excelsior Springs, Missouri 64024

Branch Office:                                   Leased          10500            $ 211
913 Liberty Drive                               (Expires
Liberty, Missouri 64020                      December 2002)

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The Company's common stock is traded on the National Association of Securities Dealers, Inc. Small Cap Market under the Symbol "CBES."

         The per share price range of the common stock and the dividends declared or paid for each quarter during the past two fiscal years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions:


                         Fiscal  2002      High       Low       Dividends
                      ----------------  ---------  ---------   ------------
                      First Quarter     $ 14.750     12.500           0.08
                      Second Quarter      14.800     13.180           0.08
                      Third Quarter       13.800     12.000           0.08
                      Fourth Quarter      15.000     13.070           0.08
                                        =========  =========   ============
                         Fiscal  2001      High       Low       Dividends
                      ----------------  ---------  ---------   ------------
                      First Quarter     $ 12.750      9.000           0.08
                      Second Quarter      10.875      9.000           0.08
                      Third Quarter       12.438      8.750           0.08
                      Fourth Quarter      13.000     11.750           0.08
                                        =========  =========   ============

          At June 30, 2002, there were 1,031,851 shares issued and 875,805 shares outstanding of the Company's common stock (including unallocated ESOP shares) and there were approximately 200 registered holders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data of the Company. The financial data is derived from, and should be read in conjunction with, the consolidated financial statements and notes thereto presented elsewhere in this annual report.

                                                               At or for the years ended June 30,
                                              -------------------------------------------------------------------
                                                 2002          2001            2000          1999         1998
                                                 ----          ----            ----          ----         ----
                                                            (Dollars in thousands, except share data)
Selected financial condition data:
   Total assets                               $ 112,916     $ 151,712         180,840       150,406      123,856
   Loans receivable, net                         69,420       111,157         163,799       134,459      114,822
   Mortgage-backed securities                     6,647         7,996              39            57           81
   Investment securities                          3,633         4,375             187            93           98
   FHLB stock                                     2,323         2,323           2,323         2,173        1,025
   Other interest-bearing assets                 21,793        16,885           6,089         6,673        2,424
   Deposits                                      87,822       124,609         135,631       101,424       85,777
   FHLB advances                                  9,000        10,150          26,750        29,450       19,500
   Total stockholders' equity                    14,172        14,745          15,753        16,947       16,857
                                              =========     =========       =========     =========     ========
Selected operations data:
   Total interest income                      $   8,483     $  12,698          13,448        11,918        9,266
   Total interest expense                         5,053         8,161           7,606         6,485        4,520
                                              ---------     ---------       ---------     ---------     --------

        Net interest income                       3,430         4,537           5,842         5,433        4,746

Provision for loan losses                         1,092         1,739           2,152           298          266
                                              ---------     ---------       ---------     ---------     --------

        Net interest income after
            provision for loan losses             2,338         2,798           3,690         5,135        4,480
                                              ---------     ---------       ---------     ---------     --------

Loan fees and service charges                       243           315             379           237          279
Gain on sale of loans                               324           398             590         1,178          460
Other noninterest income                            206           177             180           158          128
                                              ---------     ---------       ---------     ---------     --------

        Total noninterest income                    773           890           1,149         1,573          867
                                              ---------     ---------       ---------     ---------     --------

Total noninterest expense                         4,030         5,206           5,198         4,948        3,749
                                              ---------     ---------       ---------     ---------     --------

        (Loss) earnings before income
              taxes                                (919)       (1,518)           (359)        1,760        1,598

Income tax (benefit) expense                       (321)         (564)           (142)          650          544
                                              ---------     ---------       ---------     ---------     --------

        Net (loss) earnings                   $    (598)    $    (954)           (217)        1,110        1,054
                                              =========     =========       =========     =========     ========
(Loss) earnings per share:
        Basic                                 $   (0.70)    $   (1.14)          (0.26)         1.26         1.12
                                              =========     =========       =========     =========     ========
        Diluted                               $   (0.70)    $   (1.14)          (0.26)         1.26         1.11
                                              =========     =========       =========     =========     ========

Average common shares outstanding               852,653       838,454         851,060       883,976      940,742
                                              =========     =========       =========     =========     ========

                                                                     At or for the years ended June 30,
                                                     -----------------------------------------------------------------------
                                                       2002            2001           2000           1999            1998
                                                       ----            ----           ----           ----            ----
Selected financial ratios and other data:
   Performance ratios:
     Return on assets (ratio of net
        earnings (loss) to average total assets)        (0.45)%         (0.58)          (0.13)          0.74            0.95
     Return on equity (ratio of net
        earnings (loss) to average equity)              (4.08)          (6.29)          (1.30)          6.60            6.04
     Interest rate spread:
        Average during period                            2.54            2.38            3.17           3.38            3.80
        End of period                                    2.44            2.14            2.74           2.92            6.04
   Net interest margin                                   2.80            2.93            3.65           3.84            4.46
   Dividend payout ratio                               (45.71)         (28.07)        (261.54)         47.62           37.50
   Ratio of noninterest expense to
        average total assets                             3.05            3.17            3.10           3.34            3.37
   Ratio of average interest earning
        assets to average interest-
        bearing liabilities                            106.25          110.43          110.26         110.31          115.56

Quality ratios:
   Nonperforming assets to total
      assets at end of period.                           5.46            7.62            4.86           0.47            0.59
   Allowance for loan losses to
      nonperforming loans                               46.73           30.31           33.30         129.83           91.39
   Allowance for loan losses to
      loans receivable, net                              2.16            3.12            1.79           0.69            0.58

Capital ratios:
   Equity to total assets at end
      of year                                           12.55            9.72            8.71          11.27           13.61
   Average equity to average assets                     11.09            9.24            9.94          11.38           15.66

Number of full service offices                              2               3               3              3               3
                                                     ========        ========        ========       ========        ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage and consumer loans and other investments, and the interest paid on interest-bearing liabilities, consisting of deposits and Federal Home Loan Bank of Des Moines ("FHLB") advances. Net interest income is a function of the Company's "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on different bases, than its interest-bearing liabilities. Net interest income is reduced by all loans with principal or interest that is currently delinquent ninety days or more, plus loans previously delinquent ninety days or more, which have not been brought current. The Company's operating results are also affected by the amount of its noninterest income, including gains on the sales of loans, service charges, loan service income, and other income. Noninterest expense consists principally of employee compensation and benefits, occupancy expense, data processing, federal insurance premiums, advertising, real estate owned operations, and other operating expenses. The Company's operating results are significantly affected by general economic and competitive conditions, in particular, the changes in market interest rates, government policies, and actions by regulatory authorities.

Financial Condition

Total Assets. Total assets decreased $38.8 million, or 25.6%, to $112.9 million at June 30, 2002 from $151.7 million at June 30, 2001. This was primarily due to a decrease in loans receivable, net offset by increases in loans held for sale, interest bearing deposits and real estate owned.

Loans Receivable. Loans receivable, net (including loans held for sale), decreased by $41.8 million, or 37.6%, to $69.4 million at June 30, 2002 from $111.2 million at June 30, 2001. The decrease was primarily due to decreases in construction loans, net of loans in process, of $21.3 million, one-to-four family loans of $21.6 million, consumer loans of $5.8 million and land loans of $2.3 million, partially offset by increases in loans held for sale of $5.3 million and commercial real estate loans of $2.0 million. For the fiscal years ended June 30, 2002 and 2001, the Bank originated loans in the amount of $37.0 million and $33.4 million, respectively. Funds received from the repayment of loans were used to purchase time deposits in other financial institutions and U.S. government agency securities, and to fund the decrease in deposits and to pay down maturing FHLB advances.

Mortgage-backed Securities. Mortgage-backed securities decreased by $1.4 million to $6.6 million at June 30, 2002 from $8.0 million at June 30, 2001. The decrease was primarily due to repayments of approximately $1.6 million and an increase of market value of $221,000. These securities potentially will remain in the available for sale portfolio until such time that lending levels increase to levels exceeding loan repayments and net deposit inflows.

Investment Securities. Investment securities were $3.6 million at June 30, 2002 compared to $4.4 million at June 30, 2001.

Deposits. Deposits decreased $36.8 million, or 29.5%, to $87.8 million at June 30, 2002 from $124.6 million at June 30, 2001. The decrease included $9.4 million due to the sale of the Kearney branch office to Kearney Trust Company on November 30, 2001. Due to decreased loan demand, the Bank was not as aggressive retaining deposits as in prior years. Funds received from the repayment of loans were used to fund the roll-off in deposits.

Federal Home Loan Bank Advances. FHLB advances decreased $1.2 million, or 11.3%, to $9.0 million at June 30, 2002 from $10.2 million at June 30, 2001. Decreases in the loan portfolio provided funds for the payoff of advances.

Equity. Total stockholders' equity decreased by $573,000 to $14.2 million at June 30, 2002 from $14.7 million at June 30, 2001. The decrease was primarily due to the Company's net loss of $598,000 for the fiscal year and dividends declared of $272,000 offsetting the increased gain on securities available for sale of $153,000 and amortization of unearned employee benefits.

Net Interest Income Analysis

The schedule on the following page presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and resultant rates. All average balances are monthly average balances. Management does not believe that the use of monthly balances instead of daily balances has caused a material difference in the information presented. Nonaccruing loans have been included as loans carrying a zero yield.

                                                                            Year ended June 30,
                                                 -------------------------------------------------------------------
                                                                                               2002
                                                                            ----------------------------------------
                                                     At June 30, 2002           Average      Interest
                                                 ------------------------
                                                  Outstanding     Yield/      outstanding     earned/       Yield/
                                                    balance        rate         balance         paid         rate
                                                 -------------   --------   --------------   ---------     ---------
                                                                                       (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                              $  69,420         7.70%    $  89,615         7,406         8.26%
   Mortgage-backed securities                        6,647         6.23         7,375           444         6.02
   Investment securities                             3,633         2.77         5,599           292         5.22
   FHLB stock                                        2,323         3.00         2,323            80         3.44
   Other interest-bearing deposits                  21,793         1.14        17,749           261         1.47
                                                 ---------                  ---------       -------
       Total interest-earning
             assets (1)                          $ 103,816         5.95%    $ 122,661       $ 8,483         6.92%
                                                 =========        =====     =========       =======      =======

 Interest-bearing liabilities:
   Passbook accounts                                 3,621         1.50%        3,524            61         1.73%
   Demand and NOW accounts                          19,662         1.19        19,439           250         1.29
   Certificate accounts                             64,539         4.03        82,947         4,198         5.06
   FHLB advances                                     9,000         5.64         9,531           545         5.72
                                                 ---------                  ---------       -------
      Total interest-bearing

           liabilities                           $  96,822         3.51%    $ 115,441       $ 5,054         4.38%
                                                 =========        =====     =========       =======      =======
Net interest income                                                                         $ 3,429
                                                                                            =======
Net interest rate spread (2)                                       2.44%                                    2.54%
                                                                  =====                                  =======
Net interest-earning assets                      $   6,994                  $   7,220
                                                 =========                  =========
Net interest margin (3)                                                                                     2.80%
                                                                                                         =======
Average interest-earning assets to
   average interest-bearing liabilities                                                                   106.25%
                                                                                                         =======

                                                 ----------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                 ----------------------------------------  ----------------------------------------
                                                     Average      Interest                     Average      Interest

                                                   outstanding     earned/       Yield/      outstanding     earned/       Yield/
                                                     balance         paid         rate         balance         paid         rate
                                                 --------------   ---------     ---------  --------------   ---------     ---------
Interest-earning assets:
   Loans receivable                                $  138,668        11,930         8.60%     $ 149,912       12,894         8.60%
   Mortgage-backed securities                             317            20         6.31             48            4         8.33
   Investment securities                                  505            27         5.35            166           10         6.02
   FHLB stock                                           2,323           138         5.94          2,255          148         6.56
   Other interest-bearing deposits                     13,177           583         4.42          7,516          393         5.23
                                                   ----------      --------                   ---------     --------
       Total interest-earning
             assets (1)                            $  154,990      $ 12,698         8.19%     $ 159,897     $ 13,449         8.41%
                                                   ==========      ========     ========      =========     ========      =======

 Interest-bearing liabilities:
   Passbook accounts                                    3,686            90         2.44%         3,652           90         2.46%
   Demand and NOW accounts                             14,711           339         2.30         13,959          339         2.43
   Certificate accounts                               104,772         6,737         6.43         94,118        5,254         5.58
   FHLB advances                                       17,187           994         5.78         33,288        1,923         5.78
                                                   ----------      --------                   ---------     --------
      Total interest-bearing
           liabilities                             $  140,356      $  8,160         5.81%     $ 145,017     $  7,606         5.24%
                                                   ==========      ========     ========      =========     ========      =======
Net interest income                                                $  4,538                                 $  5,843
                                                                   ========                                 ========
Net interest rate spread (2)                                                        2.38%                                    3.17%
                                                                                ========                                  =======
Net interest-earning assets                        $   14,634                                 $  14,880
                                                   ==========                                 =========
Net interest margin (3)                                                             2.93%                                    3.65%
                                                                                ========                                  =======
Average interest-earning assets to
   average interest-bearing liabilities                                           110.43%                                  110.26%
                                                                                ========                                  =======

__________
(1) Calculated net of deferred loan fees and discounts, loans in process and loss reserves.
(2) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes due to changes in outstanding balances and those due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by prior interest rate), and (ii) changes in rates (i.e., changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                     Year ended June 30,
                                      ------------------------------------------------------------------------------
                                                  2002 vs 2001                                  2001 vs 2000
                                      -----------------------------------       ------------------------------------
                                              Increase                                Increase
                                             (decrease)            Total             (decrease)             Total
                                               due to            increase              due to              increase
                                      ---------------------                     ----------------------
                                       Volume          Rate     (decrease)       Volume          Rate     (decrease)
                                      -------          ----     ----------      -------          ----     ----------
                                                                   (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                   $ (4,070)        (454)      (4,524)          (964)           -         (964)
   Mortgage-backed securities              425           (1)         424             17           (1)          16
   Investment securities                   266           (1)         265             18           (1)          17
   FHLB stock                                -          (58)         (58)             4          (14)         (10)
   Other interest-earning assets           157         (479)        (322)           239          (49)         190
                                      --------       ------       ------           ----         ----       ------
          Total interest-earning
                 assets                 (3,222)        (993)      (4,215)          (686)         (65)        (751)
                                      --------       ------       ------           ----         ----       ------

Interest-bearing liabilities
   Passbook accounts                        (4)         (25)         (29)             1           (1)           -
   Demand and NOW accounts                 219         (308)         (89)            18          (18)           -
   Certificate accounts                 (1,256)      (1,283)      (2,539)           632          851        1,483
   FHLB advances                          (439)         (10)        (449)          (929)           -         (929)
                                      --------       ------       ------           ----         ----       ------

        Total interest-bearing
              liabilities               (1,480)      (1,626)      (3,106)          (278)         832          554
                                      --------       ------       ------           ----         ----       ------
        Net interest income           $ (1,742)         633       (1,109)          (408)        (897)      (1,305)
                                      ========       ======       ======           ====         ====       ======

Comparison of Operating Results for the Year Ended June 30, 2002 and June 30
2001

Performance Summary. Net loss on operations for the year ended June 30, 2002 was $598,000, an improvement of $356,000 from the net loss on operations of $954,000 for the year ended June 30, 2001, an improvement of 37.3%. The improvement in the net loss was primarily due to a decrease in the provision for loan loss of $648,000 and a decrease in noninterest expense of $1.2 million offsetting a decrease in net interest income of $1.1 million, a decrease in noninterest income of $117,000 and a decrease in net tax benefit of $243,000.

The return on average assets for the years ended June 30, 2002 and 2001 were (0.45)% and (0.58)%, respectively. The return on average equity for the years ended June 30, 2002 and 2001 were (4.08)% and (6.29)%, respectively.

Net Interest Income. Net interest income was $3.4 million for the year ended June 30, 2002, a decrease of $1.1 million from the $4.5 million for the year ended June 30, 2001. The decrease was primarily due to a decrease in interest income of $4.2 million being offset by a decrease of $3.1 million in interest expense.

The average yield on interest-earning assets for the years ended June 30, 2002 and 2001 were 6.92% and 8.19%, respectively. The average rate paid on interest-bearing liabilities for the years ended June 30, 2002 and 2001 were 4.38% and 5.81%, respectively. The net interest rate spreads for the years ended June 30, 2002 and 2001 were 2.54% and 2.38%. The net interest margins for the years ended June 30, 2002 and 2001 were 2.80% and 2.93%, respectively.

Total interest Income. Total interest income decreased by $4.2 million in the year ended June 30, 2002 to $8.5 million from $12.7 million for the year ended June 30, 2001. Interest on loans receivable decreased $4.5 million to $7.4 million for the year ended June 30, 2002 from $11.9 million for the prior year. The decrease was primarily due to decreased average balances outstanding and lower average yields on those balances. Average loans outstanding were $89.6 million and $138.7 million for the years ended June 30, 2002 and 2001, respectively. The average yield on those balances decreased to 8.26% for fiscal 2002 from 8.60% for fiscal 2001. Interest on investment and mortgage-backed securities increased $694,000 to $737,000 for the year ended June 30, 2002 from $43,000 for the year ended June 30, 2001. The increase was due to increased average balances outstanding. The average outstanding balances were $13.0 million and $822,000 for the years ended June 30, 2002 and 2001, respectively. Other interest income decreased $385,000 to $341,000 for the year ended June 30, 2002 from $726,000 for the year ended June 30, 2001. The decrease was due to lower yields on the balances outstanding.

Total Interest Expense. Total interest expense decreased $3.1 million in the year ended June 30, 2002 to $5.1 million from $8.2 million for the year ended June 30, 2001. The decrease was primarily due to lower average balances outstanding and lower average rates paid during the year ended June 30, 2002, especially on certificates of deposits. The average balances of outstanding certificate accounts were $82.9 million for fiscal 2002 and $104.8 million for fiscal 2001. The average balances outstanding of all interest-bearing liabilities were $115.4 million and $140.4 million for the years ended June 30, 2002 and 2001, respectively. The average rates paid on interest bearing liabilities were 4.38% and 5.81% for the years ended June 30, 2002 and 2001, respectively. For certificate accounts, the average rates for the years ended June 30, 2002 and 2001 were 5.06% and 6.43%, respectively.

Provision for Loan Losses. The provision for loan losses decreased $648,000 in the year ended June 30, 2002 to $1.1 million from $1.7 million for the year ended June 30, 2001. The decrease was primarily due to a reduction in classified assets due to loan payoffs and loan charge-offs in the year ended June 30, 2002. Assets classified as Substandard at June 30, 2002 and 2001 were $5.5 million and $15.8 million, respectively. Although considerable success was had in fiscal 2002 in reducing the level of classified assets, non-accruing loans and real estate owned continue at a high level.

The Bank's methodology for determining the general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. These percentages are based upon management's estimate of the exposure to loss in the various categories. The reserve factors are subject to change from time to time based on management's assessment of the relative credit risk within the portfolio. Percentages generally range from 0.05% for single-family residential loans to 6.00% for some consumer loans; higher percentages are generally applied to problem loans. Management continues to review specifically identified problem or potential problem loans. On a case-by-case basis, where considered necessary, reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans delinquent more than ninety days and classified assets. In addition, pursuant to the Bank's methodology, the reserve is replenished for net charge-offs, which are charged against the reserve. Net charge-offs were $2.6 million for mortgage loans and $477,000 for consumer loans for the year ended June 30, 2002, compared to net charge-offs of $956,000 for mortgage loans and $235,000 for consumer loans in the year ended June 30, 2001. Pursuant to the Supervisory Agreement, the Bank may not reduce the allowance for loan losses without prior notice of no objection from the OTS.

As a result of the provision for loan losses during the year ended June 30, 2002, the Bank had a general allowance for loan losses of $1.48 million and a specific allowance of $21,000 for a total allowance for loan losses of $1.5 million. This represents 46.7% of non-performing loans and 2.2% of the Bank's loans receivable, net. The Bank had a total allowance for loan losses of $3.5 million, or 32.9% of total non-performing loans and 3.2% of the Bank's loans receivable, net at June 30, 2001.

Management will continue to monitor its allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level considered to be adequate, there can be no assurances that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

Noninterest Income. Noninterest income decreased $117,000 to $773,000 for the year ended June 30, 2002 from $890,000 for the year ended June 30, 2001. Gain on the sale of loans decreased $75,000 to $323,000 for the year ended June 30, 2002 from $398,000 for the year ended June 30, 2001. The decrease was primarily due to reduced levels of loan sales in the current year. The proceeds from the sale of loans held for sale were $19.2 million and $30.7 million for the years ended June 30, 2002 and 2001, respectively. Customer service charges on deposit accounts decreased $47,000 to $243,000 for the year ended June 30, 2002 from $290,000 for the year ended June 30, 2001. The decrease was primarily due to fewer accounts with monthly service charges and fewer returned check fees. Loan servicing fees decreased $18,000 to $7,000 for the year ended June 30, 2002. The decrease was primarily due to fewer loan accounts serviced for others. Other noninterest income increased $23,000 to $200,000 for the year ended June 30, 2002 from $177,000 for the year ended June 30, 2001. The increase was primarily due to increased late charges.

Noninterest Expense. Noninterest expense decreased $1.2 million to $4.0 million for the year ended June 30, 2002 from $5.2 million for the year ended June 30, 2001. Compensation and benefits expense decreased $297,000 to $2.2 million for the year ended June 30, 2002. Cash compensation decreased $166,000 due to fewer employees. Payroll tax expense decreased $16,000 due to reduced compensation. Expenses for the RRP plan decreased $115,000. Final awards vested in January 2002. ESOP expense increased $14,000 due to a higher average stock price for the Company's common stock during the year. Due to higher loan originations in the current fiscal year, more loan origination expenses were deferred in accordance with FAS No. 91. This resulted in decreased compensation expense of $22,000 for the current fiscal year. Office property and equipment expense decreased $264,000 to $527,000 for the year ended June 30, 2002. Depreciation expenses for office buildings, furniture and computer equipment decreased $165,000 in the current year. The decrease was primarily due to equipment being fully depreciated and the sale of the Kearney office. Expenses for taxes and utilities decreased $19,000 and repair and maintenance expense decreased $30,000. Data processing expenses decreased $13,000 to $214,000 for the year ended June 30, 2002. The decrease was primarily due to fewer accounts serviced in the current year and data processing conversion expenses in the prior year. Expenses for federal insurance premiums increased $10,000 to $58,000 for the year ended June 30, 2002. Although deposit balances decreased during the year, the Bank was subjected to higher assessment rates which increased the amount of premiums due. Real estate owned and repossessed asset expense decreased $76,000 in fiscal 2002 to $187,000. The decrease was primarily due to increased gains on the sale of real estate owned. Advertising expenses increased $5,000 to $62,000 for the year ended June 30, 2002 due to increased levels of advertising in the current year. Other expense decreased $543,000 to $745,000 for the year ended June 30, 2002. Expenses included in the prior year were a $324,000 write off for customer bad check losses and a provision for loss of $144,000 for the sale of the Kearney branch office. Professional fees deceased $32,000 during the current fiscal year due to reduced legal and accounting expenses. During the fiscal year ended June 30, 2002 postage expense decreased $27,000, office supply expense decreased $18,000, telephone expense decreased $17,000, other loan related expenses decreased $15,000 and dues and subscription expenses decreased $8,000.

Income taxes. Income tax benefits decreased $243,000 to $321,000 for the year ended June 30, 2002. The decrease was due to the decrease in the pretax loss. The Company's effective tax rates for the years ended June 30, 2002 and 2001 were 34.9% and 37.1%, respectively.

Comparison of Operating Results for the Years Ended June 30, 2001 and June 30, 2000

Performance Summary. Net loss on operations for the year ended June 30, 2001 increased by $737,000 to a loss of $954,000 from a loss of $217,000 for the year ended June 30, 2000. The increase was due a decrease of $1.3 million in net interest income, a decrease of $258,000 in noninterest income and an increase of $8,000 in noninterest expense offset by a $412,000 decrease in the provision for loan losses and an increase in income tax benefit of $421,000.

For the years ending June 30, 2001 and 2000, the returns on average assets were (0.58)% and (0.13)%, respectively, while the returns on average equity were (6.29)% and (1.30)%, respectively.

Net Interest Income. Net interest income decreased from $5.8 million for the fiscal year ended June 30, 2000 to $4.5 million for the current fiscal year, a decrease of $1.3 million. The decrease was caused by a decrease in total interest income of $750,000 and an increase in total interest expense of $555,000.

The average yields on interest-earning assets for the years ended June 30, 2001 and 2000 were 8.19% and 8.41%, respectively. The average rates paid on interest-bearing liabilities for the years ended June 30, 2001 and 2000 were 5.81% and 5.24%, respectively. The average rate paid in 2001 increased because of the large increase in higher rate certificates of deposit. The net interest rate spreads for the years ended June 30, 2001 and 2000 were 2.38% and 3.17%, respectively. The net interest margins for the years ended June 30, 2001 and 2000 were 2.93% and 3.65%, respectively.

Total Interest Income. Total interest income decreased by $750,000, or 5.58% in the year ended June 30, 2001 to $12.7 million from $13.4 million for the year ended June 30, 2000. Interest on loans receivable decreased $963,000, or 7.47%, to $11.9 million for the year ended June 30, 2001 from $12.9 million for the year ended June 30, 2000. Interest on investments, mortgage-backed securities and other interest bearing deposits increased $213,000, or 38.45%, to $768,000 for the year ended June 30, 2001 from

$555,000 for the year ended June 30, 2000. The decrease on loans receivable reflected both a decrease in the average balance of loans outstanding and an increase in non-accrual loans. The average balance of loans outstanding decreased to $138.7 million for fiscal year 2001 compared to $149.9 million for fiscal year 2000. The decrease in average balances of loans outstanding in fiscal 2001 was primarily due to reduced lending levels after the Supervisory Agreement was signed in August 2000. Non-accrual loans include loans with principal or interest currently delinquent 90 days or more, plus loans previously delinquent for 90 days or more which have not been brought current. Non-accrual loans increased $2.5 million, or 30.9%, to $10.6 million at June 30, 2001 from $8.1 million at June 30, 2000. For the fiscal year ended June 30, 2001, gross interest income which would have been recorded had the non-accrual loans been current in accordance with their original terms amounted to $356,000. The reduction in delinquent loans is a major priority of the Bank. Interest income on investments, mortgage-backed securities and other interest bearing deposits increased primarily due to increased average balances in those assets.

Total Interest Expense. Total interest expense increased by $555,000, or 7.29%, in the year ended June 30, 2001 to $8.2 million from $7.6 million for the year ended June 30, 2000. Interest on deposits increased $1.5 million, or 26.10%, to $7.2 million for the year ended June 30, 2001 from $5.7 million for the year ended June 30, 2000. In the year ended June 30, 2000, the Bank raised $33.8 million in new short-term certificates of deposit, including $12.8 million in brokered deposits. Rates at the top of the market were offered on these deposits to fund the increase in construction and consumer loans made that year. Funds received from loan repayments were used to fund a roll-off of deposits. During fiscal 2001, rates were lowered considerably on certificates of deposits and significant amounts of certificates, and all brokered deposits, were allowed to mature and roll off. Although substantially all of the brokered deposits and other higher rate certificates offered in fiscal 2000 had matured by June 30, 2001, they were outstanding for a majority of the year. Average balances in certificate accounts were $104.8 million for fiscal 2001 compared to $94.1 million for fiscal 2000. Interest expense on FHLB advances decreased $929,000, or 48.29%, to $994,000 for the year ended June 30, 2001, compared to $1.9 million for the year ended June 30, 2000. FHLB advances decreased $16.6 million to $10.2 million at June 30, 2001. Repayments from the loan portfolio provided the funds to repay maturing advances.

Provision for Loan Losses. The provision for loan losses decreased by $412,000, or 19.16%, to $1.7 million for the year ended June 30, 2001 from $2.2 million for the year ended June 30, 2000. Assets classified as substandard totaled $15.8 million at June 30, 2001, compared to $14.1 million at June 30, 2000. Classified assets were $18.7 million at March 31, 2001 and $22.4 million at December 31, 2000. At June 30, 2000 thirteen loan relationships classified as substandard had aggregate balances of $13.0 million. At June 30, 2001, the unpaid balances of loans remaining as substandard from that group were $5.0 million. A total of $1.5 million of those loans were classified as "watch" at September 30, 2001. Although a good deal of success was had during the last half of fiscal 2001 in reducing the level of classified assets, non-accruing and impaired loans continue at a high level. Deterioration in the construction loan portfolio due to a slowing economy during fiscal 2001 was the primary reason for the high level of provision for loan losses. At June 30, 2001, speculative construction loans classified as substandard totaled $10.6 million.

As a result of the provision for loan losses during the year ended June 30, 2001, the Bank had a general allowance for loan losses of $2.0 million and a specific allowance for loan losses of $1.5 million for a total allowance for loan losses of $3.5 million. This represents 32.9% of total non-performing loans and 3.2% of the Bank's loans receivable, net. The Bank had a total allowance for loan losses of $2.9 million, or 34.3% of total non-performing loans and 1.79% of loans receivable, net at June 30, 2000.

Noninterest Income. Noninterest income decreased $258,000, or 22.5%, to $890,000 for the year ended June 30, 2001 from $1.1 million for the year ended June 30, 2000. Gains on the sale of loans decreased

$191,000 to $398,000 for the year ended June 30, 2001 from $590,000 for the prior fiscal year. Customer service charges on deposit accounts decreased $32,000 to $290,000 for the year ended June 30, 2001. The decrease was due to fewer accounts with regular monthly service charges and a decrease in the number of non-sufficient check charges. Loan servicing fees decreased $32,000 to $25,000 for the year ended June 30, 2001 from $57,000 for the year ended June 30, 2000.

Noninterest Expense. Noninterest expense increased $8,000 to $5,206,000 for the year ended June 30, 2001 from $5,198,000 for the year ended June 30, 2000. Compensation and benefits expense decreased $261,000, or 9.35%, to $2.5 million for the year ended June 30, 2001 from $2.8 million for the prior fiscal year. Cash compensation decreased $263,000 for fiscal 2001 due to fewer employees. ESOP expense decreased $65,000 for fiscal 2001 due to a lower average stock price for the Company's common stock during the year. Payroll taxes decreased $32,000 during fiscal 2001 due to reduced compensation. Board fees for directors decreased $13,000 during fiscal 2001 due to reduced fees. Expenses for salary continuation plans decreased $34,000 due to the reversal of accrued expenses after a former officer left. Due to fewer loan originations in fiscal 2001, fewer loan origination expenses were deferred in accordance with FAS No. 91. This resulted in increased compensation expenses of $128,000 for fiscal 2001. Office property and equipment expense decreased $95,000 to $790,000 for the year ended June 30, 2001 from $886,000 for the year ended June 30, 2000. The decrease was primarily due to equipment expenses related to the data processing conversion in fiscal 2000. Data processing expenses increased $11,000 in the year ended June 30, 2001. The increase was primarily due to data conversion expenses. Federal insurance premiums increased $6,000 to $47,000 in the year ended June 30, 2001. The increase was due to increased deposits during fiscal 2000 and parts of fiscal 2001. Advertising expenses decreased $96,000, or 62.8%, to $57,000 for the year ended June 30, 2001 from $153,000 in the year ended June 30, 2000. The decrease was due to reduced levels of advertising and promotions. Real estate owned expense increased $205,000 to $262,000 for the year ended June 30, 2001. The increase was due to increased losses on the sale of real estate owned in fiscal 2001. Other operating expenses increased $240,000 to $1.3 million for the year ended June 30, 2001 from $1.0 million for the year ended June 30, 2000. Included in that amount was a write off of $320,000 on one depositor in possible bad check losses. The Bank is trying to recover all or part of that amount, but because of uncertainty over the likelihood of recovery, has expensed the entire amount. Also, part of the increase in other expense was due to the provision for loss on the sale of the Kearney branch of $144,000. Professional fees increased $49,000 during fiscal 2001 due to increased legal and accounting expenses. Reduced loan originations resulted in a reduction of loan expenses of $148,000 for the year ended June 30, 2001. During the fiscal year ended June 30, 2001 office supply expense decreased $67,000, travel expenses decreased $21,000, postage expenses decreased $15,000, and both charitable contributions and automobile expenses decreased $5,000.

Income taxes. Income tax benefits increased $421,000 to $564,000 for the year ended June 30, 2001. The increase was due to the increase in the pretax loss. The Company's effective tax rate was 37.1 % for fiscal 2001 and 39.6% for fiscal 2000.

Asset/Liability Management

Savings institutions, such as the Company, are subject to interest rate risk to the extent their interest-bearing liabilities (consisting primarily of deposit accounts, FHLB advances and other borrowings) mature or reprice more rapidly, or on a different basis, than their interest-earning assets (consisting predominantly of intermediate and long-term real estate loans, consumer loans and investments held for investment and liquidity purposes). Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining rates, although such an asset-liability structure may result in declining net interest earnings during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset-liability structure may result in declining net interest earnings during periods of falling interest rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are expected to reprice or mature in each of the future time periods shown, assuming a 22% annual prepayment rate for fixed-rate real estate loans, a 22% annual prepayment rate for mortgage-backed securities, an 8% annual prepayment for adjustable-rate real estate loans, and an 8% annual prepayment rate for consumer loans. Except for deposits, which are classified as repricing in the "within 1 year" category, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset/liability.

                                                               Maturing or repricing
                                      ------------------------------------------------------------------------
                                       Within                                             Over
                                       1 year   1-3 years   3-5 years     5-10 years     10 years        Total
                                      -------   ---------   ---------     ----------     --------        -----
                                                            (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net (1)           $46,986    15,408       4,698         2,011          317          69,420
  Mortgage-backed securities            1,732     2,454       1,563           898            -           6,647
  Investment securities                 3,049         7         520            25           32           3,633
  Interest-bearing deposits
   in other financial institutions     21,793         -           -             -            -          21,793
  FHLB stock                            2,323         -           -             -            -           2,323
                                      -------    ------      ------        ------       ------         -------
     Total interest-earning
        assets                         75,883    17,869       6,781         2,934          349         103,816
                                      -------    ------      ------        ------       ------         -------

Interest-bearing liabilities:
  Savings deposits                      3,621         -           -             -            -           3,621
  Demand and NOW deposits              19,662         -           -             -            -          19,662
  Certificate accounts                 44,108    12,873       4,834         2,724            -          64,539
  FHLB advances                             -     1,000           -         8,000            -           9,000
                                      -------    ------      ------        ------       ------         -------
      Total interest-bearing
        liabilities                    67,391    13,873       4,834        10,724            -          96,822
                                      -------    ------      ------        ------       ------         -------
Interest sensitivity gap              $ 8,492     3,996       1,947        (7,790)         349           6,994
                                      =======    ======      ======        ======       ======         =======
Cumlative interest sensitivity gap    $ 8,492    12,488      14,435         6,645        6,994           6,994
                                      =======    ======      ======        ======       ======         =======
Ratio of interest-earning assets to
  interest bearing liabilities         112.60 %  128.80 %    140.28 %       27.36 %          - %         107.22 %
                                      =======    ======      ======        ======       ======         =======
Ratio of cumlative gap to total
   assets                                7.59 %   11.06 %     12.78 %        5.88 %       6.19 %          6.19 %
                                      =======    ======      ======        ======       ======         =======

(1) Calculated net of deferred loan fees, loans in process and loan loss reserves.

Net Portfolio Value

In order to encourage institutions to reduce their interest rate risk, the Office of Thrift Supervision ("OTS") adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity if its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point ("bp") increase in market interest rates or a 100 basis point decrease in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution. The Bank, based on asset size and risk-based capital, has been informed by the OTS that it is exempt from this rule. Nevertheless, the following table presents the Bank's NPV at June 30, 2002, as calculated by the OTS, based on information provided to the OTS by the Bank.

             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                                                               NPV as percent
                Net portfolio value                             of PV assets
        ----------------------------------------------      --------------------
        Change in     Dollar        Dollar     Percent       NPV          Change
        rates (bp)    amount        change      change      ratio          (bp)
        ----------    ------        ------      ------      -----          ----
                                  (Dollars in Thousands)

           300       $14,796        (172)         (1)%       13.12 %         20
           200        15,045          78           1         13.21           29
           100        15,101         134           1         13.14           22
             -        14,967           -           -         12.92            -
          (100)       14,426        (541)         (4)        12.39          (54)
          ====       =======        ====          ==         =====          ===

Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in the analysis presented in prior tables setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. Although certain assets and liabilities may have similar maturities or periods in which they will reprice, they may react differently to changes in market interest rates. The interest on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Occasionally, adjustable-rate mortgages have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The proportion of adjustable-rate loans could be reduced in future periods if market interest rates would decrease and remain at lower levels for a sustained period, due to increased refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a sustained interest rate increase.

Contractual Obligations and Commercial Commitments

The following table presents the Company's contractual cash obligations, defined as operating lease obligations, principal payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of June 30, 2002 for the periods indicated.

                                                          Payments Due by Period
                                       --------------------------------------------------------------
                                                      One to        Four
                                        One Year       Three       to Five    More than
Contractual Cash Obligations            and Less       Years        Years     Five Years      Total
-----------------------------------    ----------   ----------   ----------   ----------   ----------
                                                          (dollars in thousands)
Operating leases                       $       54   $        -   $        -   $        -   $       54
FHLB advances                                   -        1,000            -        8,000        9,000
                                       ----------   ----------   ----------   ----------   ----------

   Total contractual obligations       $       54   $    1,000   $        -   $    8,000   $    9,054
                                       ==========   ==========   ==========   ==========   ==========

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, FHLB advances, repayments and prepayments of loans and mortgage-backed securities, the maturity or sale of investment securities and interest income. Although maturity and scheduled amortization of loans are relatively predictable sources of funds, deposit flows and prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The primary investing activity of the Company is originating residential mortgage loans, construction loans and consumer loans. For the fiscal years ended June 30, 2002 and 2001, the Bank originated loans in the amount of $37.0 million and $33.4 million, respectively.

The Bank is required to maintain adequate levels of liquid assets under the OTS regulations. Savings institutions were previously required to maintain an average daily balance of liquid assets (including cash, certain time deposits, and specified U. S. government, state, or federal agency obligations) of not less than 4.0% of its average daily balance of net withdrawable accounts plus short-term borrowings.

It is the Bank's policy to maintain its liquidity portfolio in excess of regulatory requirements. The Bank's eligible liquidity ratios were 29.51% and 21.61%, respectively, at June 30, 2002 and 2001. The increase in the Bank's liquidity was primarily due to reduced loan originations during the current fiscal year.

The Company's most liquid assets are cash and cash equivalents, which include short-term investments. At June 30, 2002 and 2001, cash and cash equivalents were $22.7 million and $18.1 million, respectively.

Liquidity management for the Company is both an ongoing and long-term component of the Company's asset liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB and held for sale mortgage-backed and U.S. government agency securities. Should the Company require funds beyond its ability to generate them internally, additional sources of funds are available through advances from the FHLB. The Company would pledge its FHLB stock or certain other assets as collateral for such advances.

At June 30, 2002, the Bank had outstanding loan commitments of $83,000 and undisbursed loans in process of $1.3 million.

Certificates of deposit, which are scheduled to mature in one year or less at June 30, 2002, were $43.9 million. Management believes that a significant portion of such deposits will remain with the Bank, although depending upon the Bank's needs for funds, the Bank may be less aggressive in seeking to retain certain deposits.

At June 30, 2002, the Bank had tangible capital of $12.5 million, or 11.22% of total adjusted assets, which is approximately $10.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. On that date, the Bank had core capital of $12.5 million, or 11.22% of adjusted total assets, which is $8.1 million above the minimum leverage ratio requirement of 4% as in effect on that date. On that date, the Bank had total risk based capital of $13.4 million and total risk-weighted assets of $69.2 million, or total capital of 19.37% of risk-weighted assets. This was $7.9 million above the 8% requirement in effect on that date.

Supervisory Agreement

On August 4, 2000 the Bank entered into a Supervisory Agreement with the OTS. By signing the Supervisory Agreement, the Bank agreed to take certain actions in response to concerns raised by the OTS. The Supervisory Agreement provided that the Bank shall take the necessary and appropriate actions to achieve compliance with various OTS regulations related to lending standards, lending limitations, classification of assets, appraisal standards and other matters. The Supervisory Agreement provided that the Bank take certain corrective steps to improve its internal asset review program. The Supervisory Agreement required the Bank to establish adequate allowance for loan losses and not reduce the balance of the allowance for loan losses without prior notice of no objection from the OTS. The Supervisory Agreement also provided that the Bank refrain from making any new loan commitments with new builders or subdivision developments without prior OTS approval. The Bank was also prohibited from increasing the number of loans to current builders or subdivision developments without prior OTS approval.

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

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") recently issued guidance for the disclosure of "critical accounting policies." The SEC defines "critical accounting policies" as those that are most important to the presentation of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 5, "Accounting for Contingencies." The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management's continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Loan Losses" for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for losses based on a number of factors. If the Company's assumptions are wrong, its allowance for loan losses may not be sufficient to cover loan losses. The Company may have to increase the allowance in the future. Material additions to the Company's allowance for loan losses would have a material adverse effect on its net earnings.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The adoption of these new Statements did not have an effect on earnings or the financial position of the Company.

SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which generally requires the measurement of financial position and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities in its asset\liability management may tend to minimize the effect of change in interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services. In an increasing interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Forward-looking Statements

In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial Conditions and Results of Operations. Readers should not place undue reliance in these forward-looking statements, as they reflect management's analysis of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly 10-Q reports and reports filed on Form 8-K.

Item 7. Financial Statements



                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                 Consolidated Financial Statements and Schedules

                          June 30, 2002, 2001, and 2000

                   (With Independent Auditors' Report Thereon)

                         Independent Auditors' Report

The Board of Directors
CBES Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of CBES Bancorp, Inc. and subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and comprehensive income
(loss), and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBES Bancorp, Inc. and subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                /s/ KPMG LLP



Kansas City, Missouri,
August 2, 2002, except
Note 18 which is as
of September 5, 2002

                       CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                           Consolidated Balance Sheets

                             June 30, 2002 and 2001

                                 Assets                                                 2002              2001
                                                                                    -------------    -------------
Cash                                                                                $     925,456        1,222,857
Interest-bearing deposits in other financial institutions                              21,792,880       16,885,248
                                                                                    -------------    -------------
          Total cash and cash equivalents                                              22,718,336       18,108,105

Investment and mortgage-backed securities available-for-sale (note 3)                  10,191,487       11,966,804
Investment and mortgage-backed securities - held-to-maturity (fair
  value of $89,120 and $403,560, respectively) (note 3)                                    88,462          404,177
Loans held for sale, net                                                                6,697,547        1,440,429
Loans receivable net, (note 4)                                                         62,722,383      109,717,025
Accrued interest receivable:
  Loans receivable                                                                        391,991          746,108
  Investment and mortgage-backed securities and interest-bearing
       deposits                                                                           106,950           60,477
Real estate owned (note 5)                                                              2,947,558          956,165
Stock in Federal Home Loan Bank (FHLB), at cost                                         2,322,500        2,322,500
Office property and equipment, net (note 6)                                             1,028,120        1,229,014
Office property and equipment held for sale (note 7)                                           --          850,000
Deferred income tax asset (note 10)                                                       623,000        1,324,000
Current income taxes receivable                                                           930,985          244,598
Cash surrender value of life insurance                                                  1,867,786        1,788,035
Other assets                                                                              278,554          555,306
                                                                                    -------------    -------------
          Total  assets                                                             $ 112,915,659      151,712,743
                                                                                    =============    =============
             Liabilities and Stockholders'  Equity

Liabilities:
  Deposits (note 8)                                                                 $  87,821,636      124,608,965
  FHLB advance (note 9)                                                                 9,000,000       10,150,000
  Accrued expenses and other liabilities                                                  805,082          801,211
  Accrued interest payable on deposits                                                     89,978          189,222
  Advance payments by borrowers for property taxes and insurance                        1,027,252        1,218,622
                                                                                    -------------    -------------
          Total liabilities                                                            98,743,948      136,968,020
                                                                                    -------------    -------------

Stockholders' equity:
  Common stock, $0.01 par value. Authorized 3,500,000 shares;
     issued 1,031,851 shares                                                               10,319           10,319
  Additional paid-in capital                                                           10,062,199       10,030,411
  Retained earnings, substantial restricted (notes 11, 12, and 14)                      7,152,296        8,022,702
  Unearned employee benefits (note 11)                                                   (191,890)        (304,066)
  Accumulated other comprehensive income (loss)                                           126,298          (27,132)
  Treasury stock, 156,046 shares, at cost                                              (2,987,511)     (2,9871511)
                                                                                    -------------    -------------
          Total stockholders' equity                                                   14,171,711       14,744,723

Commitments (note 4)
                                                                                    -------------    -------------
          Total liabilities and stockholders' equity                                $ 112,915,659      151,712,743
                                                                                    =============    =============

See accompanying notes to consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                      Consolidated Statements of Operations

                    Years ended June 30, 2002, 2001, and 2000

                                                            2002            2001            2000
                                                        -----------     -----------     -----------
Interest income:
   Loans receivable                                    $  7,405,507      11,930,215      12,893,702
   Investment and mortgage-backed securities                736,547          42,510          13,757
   Interest-bearing deposits and other                      340,882         725,619         541,051
                                                       ------------     -----------     -----------
        Total interest income                             8,482,936      12,698,344      13,448,510
                                                       ------------     -----------     -----------

Interest expense:
   Deposits (note 8)                                      4,508,502       7,166,164       5,682,722
   FHLB advances                                            544,685         994,347       1,923,109
                                                       ------------     -----------     -----------
        Total interest expense                            5,053,187       8,160,511       7,605,831
                                                       ------------     -----------     -----------
        Net interest income                               3,429,749       4,537,833       5,842,679

Provision for loan losses (note 4)                        1,091,764       1,739,357       2,151,697
                                                       ------------     -----------     -----------
        Net interest income after provision
             for loan losses                              2,337,985       2,798,476       3,690,982
                                                       ------------     -----------     -----------
Noninterest income:
   Gain on sales of loans, net                              323,297         398,204         589,528
   Customer service charges                                 243,186         289,998         321,781
   Loan servicing fees                                        6,519          24,648          56,515
   Other                                                    199,576         176,934         179,927
        Total noninterest income                       ------------     -----------     -----------
                                                            772,578         889,784       1,147,751
                                                       ------------     -----------     -----------
Noninterest expense:
   Compensation, payroll taxes, and fringe
     benefits (note 11)                                   2,236,754       2,533,383       2,794,722
   Office property and equipment                            526,662         790,340         885,879
   Data processing                                          214,424         227,112         216,052
   Federal insurance premiums (note 8)                       57,550          47,205          41,525
   Advertising                                               62,108          57,073         153,411
   Real estate owned and repossessed assets                 186,695         262,253          57,447
   Other                                                    745,462       1,288,763       1,049,204
                                                       ------------     -----------     -----------
        Total noninterest expense                         4,029,655       5,206,129       5,198,240
                                                       ------------     -----------     -----------
        Loss before income taxes                           (919,092)     (1,517,869)       (359,507)

Income tax benefit (note 10)                               (320,810)       (564,000)       (142,469)
                                                       ------------     -----------     -----------
        Net loss                                       $   (598,282)       (953,869)       (217,038)
                                                       ============     ===========     ===========
Loss per share:
   Basic and diluted                                   $      (0.70)          (1.14)          (0.26)
                                                       ============     ===========     ===========

See accompanying notes to consolidated financial statements.

                        CBES BANCORP, INC. AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                    Years ended June 30, 2002, 2001, and 2000

                                                                                               Accumulated
                                                        Additional                Unearned       other
                                              Common     paid-in      Retained    employee    comprehensive   Treasury
                                               stock     capital      earnings    benefits       loss           stock       Tota1
                                           ----------  -----------  ------------ ----------- -------------- -----------  ----------
Balance, June 30, 1999                     $  10,319    9,989,075    10,033,284   (817,876)            -    (2,267,740)  16,947,062
Comprehensive income (loss):
   Net loss                                        -            -      (217,038)         -             -            -      (217,038)
   Other comprehensive income-
     unrealized holding losses on
     debt securities available-for-sale,
     net of tax                                    -            -             -                        -            -             -
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
            Total comprehensive income
              (loss)                               -            -      (217,038)         -             -            -      (217,038)
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
Allocation of ESOP shares                          -       46,477             -    125,450             -            -       171,927
Purchase of 46,056 shares of treasury stock        -            -             -          -             -     (707,797)     (707,797)
Amortization of RRP                                -            -                  131,366             -            -       131,366
Dividends declared ($0.68 per share)               -            -      (572,038)         -             -            -      (572,038)
Award of RRP shares                                -      (15,012)            -    (58,911)            -       73,923             -
Forfeiture of RRP shares                           -            -             -   (107,561)            -     (107,561)            -
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
Balance, June 30, 2000                        10,319   10,020,540     9,244,208   (512,410)            -   (3,009,175)   15,753,482

Comprehensive income (loss):
   Net loss                                        -            -      (953,869)         -             -            -      (953,869)
   Other comprehensive income-
     unrealized holding losses on
     debt and equity securities
     available-for-sale, net of tax                -            -             -                  (27,132)           -       (27,132)
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
            Total comprehensive income
              (loss)                               -            -      (953,869)         -       (27,132)           -      (981,001)
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
Allocation of ESOP shares                          -        9,871             -     91,860             -            -       101,731
Amortization of RRP                                -            -             -     61,867             -            -        61,687
Dividends declared ($0.32 per share)               -            -      (267,637)         -             -            -      (267,637)
Award of 5,941 RRP shares                          -            -             -          -             -       76,461        76,461
Forfeiture of 3,198 RRP shares                     -            -             -     54,797             -      (54,797)            -
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
Balance, June 30, 2001                        10,319   10,030,411     8,022,702   (304,066)      (27,132)  (2,987,511)   14,744,723

Comprehensive income (loss):
   Net loss                                       -            -      (598,282)         -             -            -      (598,282)
   Other comprehensive income-
     unrealized holding losses on
     debt securities available-for-sale,
     net of tax                                    -            -             -                  153,430            -       153,430
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
              Total comprehensive income
              (loss)                               -            -      (598,282)         -       153,430            -       (44,852)
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------

Allocation of ESOP shares                          -       31,788             -     89,090             -            -       120,878
Amortization of RRP                                -            -             -     23,086             -            -        23,086
Dividends declared ($0.32 per share)               -            -      (272,124)         -             -            -      (272,124)
                                            --------   ----------    ----------  ---------  ------------   ----------   -----------
Balance, June 30, 2002                      $ 10,319   10,062,199     7,152,296   (191,890)      126,298   (2,987,511)   14,171,711
                                            ========   ==========    ==========  =========  ============   ==========   ===========

See accompanying notes to consolidated financial statements.

                       CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                      Consolidated Statements of Cash Flows

                     Years ended June 30, 2002, 2001, and 2000

                                                                             2002               2001             2000
                                                                         -------------     -------------    ------------
Cash flows from operating activities:
     Net loss                                                            $   (598,282)        (953,869)        (217,038)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
             Provision for loan losses                                      1,091,764        1,739,357        2,151,697
             Depreciation                                                     214,779          379,668          415,679
             Amortization of RRP and allocation of ESOP shares                143,964          239,879          303,293
             Write-down of office property and equipment held
               for sale                                                             -          144,156                -
             (Gain) loss on disposition of real estate owned, net            (137,754)         127,365          (19,779)
             Proceeds from sale of loans held for sale                     19,209,416       30,721,769       31,315,667
             Origination of loans held for sale                           (24,143,286)     (21,596,304)     (45,195,899)
             Gain on sale of loans held for sale, net                        (323,297)        (398,204)        (589,528)
             Amortization and accretion of discounts
               and deferred loan fees, net                                   (105,205)        (389,380)        (780,351)
             Provision for deferred income taxes                              605,000         (473,000)        (701,000)
             Changes in assets and liabilities:
               Accrued interest receivable                                    307,644          391,782         (142,297)
               Current income taxes receivable                               (686,387)        (360,844)          67,542
               Other assets                                                   197,001           54,128         (176,642)
               Accrued expenses and other liabilities                           3,871          (38,603)        (553,702)
               Accrued interest payable on deposits                           (99,244)         (66,749)         117,567
                                                                         -------------   -------------     ------------
                  Net cash (used in) provided by operating
                   activities                                              (4,320,016)       9,521,151      (14,004,791)
                                                                         -------------   -------------     ------------

Cash flows from investing activities:
   Net decrease (increase) in loans receivable                             40,335,556       41,288,284      (16,539,030)
   Purchase of FHLB stock                                                           -                -         (150,000)
   Purchase of investment securities held-to-maturity                        (237,418)        (293,213)        (195,115)
   Purchase of investment securities available-for-sale                    (4,069,766)     (12,011,250)               -
   Maturity of investment securities held-to-maturity                         546,000          107,000          105,000
   Maturity of investment securities available-for-sale                     4,500,000                -                -
   Principal repayments on mortgage-backed securities
        held-to-maturity                                                       11,707           13,827           18,182
   Principal repayments on mortgage-backed securities
        available-for-sale                                                  1,551,671                -                -
   Purchase of office property and equipment                                  (13,885)         (19,708)        (400,366)
   Proceeds from sale of office property and equipment                        850,000                -                -
   Proceeds from sale of real estate owned                                  3,857,205          424,117          229,356
                                                                         ------------    -------------     ------------
                  Net cash provided by (used in) investing
                   activities                                              47,331,070       29,509,057      (16,931,973)
                                                                         ------------    -------------     ------------

                                  56                                 (Continued)

                       CBES BANCORP, INC. AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                     Consolidated Statements of Cash Flows

                   Years ended June 30, 2002, 2001, and 2000

                                                                                 2002            2001            2000
                                                                            --------------  -------------   -------------
Cash flows from financing activities:
  (Decrease) increase in deposits                                           $ (36,787,329)   (11,021,798)     34,207,165
  Proceeds from FHLB advances                                                          --     64,300,000      75,600,000
  Repayments of FHLB advances                                                  (1,150,000    (80,900,000)    (78,300,000)
  (Decrease) increase in advance payments by borrowers
    for property taxes and insurance                                             (191,370)      (225,664)        528,071
  Purchase of treasury stock                                                           --             --        (707,797)
  Dividends paid                                                                 (272,124)      (316,686)       (611,408)
                                                                            -------------   ------------    ------------
            Net cash (used in) provided by financing activities               (38,400,823)   (28,164,148)     30,716,031
                                                                            -------------   ------------    ------------
            Net increase (decrease) in cash and cash equivalents                4,610,231     10,866,060        (220,733)
Cash and cash equivalents at the beginning of the year                      $  18,108,105      7,242,045       7,462,778
                                                                            -------------   ------------    ------------
Cash and cash equivalents at the end of the year                            $  22,718,336     18,108,105       7,242,045
                                                                            =============   ============    ============

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for income taxes                     $    (239,375)       269,844         109,151
  Cash paid during the year for interest                                        5,152,431      8,227,260       7,488,264

Supplemental schedule of noncash investing and financing activities:
    Conversion of loans to real estate owned                                $   6,618,900      1,270,586         293,779
    Loans made to finance sales of real estate owned                              908,056        150,000          73,750
    Dividends declared and payable                                                 73,501         73,501         122,550

See accompanying notes to consolidated financial statements.

                                      57                             (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(1)  Conversion and Acquisition of the Association by the Company

     CBES Bancorp, Inc. (the Company) was incorporated in September 1996 for the purpose of becoming the savings and loan holding company of Community Bank of Excelsior Springs, a Savings Bank (the Bank), in connection with the Bank's conversion from a federally chartered mutual savings and loan to a federally chartered stock savings and loan. Pursuant to its Plan of Conversion, on September 19, 1996, the Company issued and sold 1,024,958 shares of its common stock in a subscription and community offering to the Bank's depositors and borrowers, the Company's employee stock ownership plan (ESOP), and the general public.

(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation and Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company and the Bank and its wholly owned subsidiary, CBES Service Corporation. Significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, all investments with a maturity of three months or less at date of purchase are considered cash equivalents.

     (c)  Investment and Mortgage-Backed Securities

          The Company classifies its investment and mortgage-backed securities portfolios as held-to-maturity, which are recorded at amortized cost, or available-for-sale, which are recorded at fair value. The Company classifies its investment and mortgage-backed securities as held-to-maturity if it has the positive intent and ability to hold the securities to maturity. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Transfers of securities from available-for-sale to held-to-maturity are recorded at fair value at the date of transfer, and unrealized holding gains or losses are amortized over the remaining life of the security.

          A decline in the fair value of any security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.

          Premiums and discounts on mortgage-backed and investment securities are amortized using the interest method over the estimated life of the securities. Realized gains and losses on sales are included in income using the specific identification method for determining cost of the securities sold.

     (d)  Loans

          The Company determines at the time of origination whether mortgage loans will be held for the Company's portfolio or sold in the secondary market. Loans originated and intended for sale in the secondary market are recorded at the lower of aggregate cost or estimated fair value. Fees received on such loans are deferred and recognized in income as part of the gain or loss on sale.

                                        58                           (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

     Interest on loans is accrued based on the principal amount outstanding. The Company defers all loan origination, commitment and related fees, and certain direct origination costs related to loans generated for the Bank's portfolio. The Bank amortizes the net fees over the expected life of the individual loans using the interest method.

 (e) Allowance for Loan Losses

     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     A valuation allowance for losses on loans is established by management based on its estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral of and consideration of past loan loss experience, current economic conditions, and such other factors which, in the opinion of management, deserve current recognition. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge-off or additions to the allowance based upon their judgments about information available at the time of their examination. The Company allocates a portion of the allowance to certain impaired loans as required by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan.

     Impaired loans include all non-accrual loans 90 days or more delinquent and all loans upon which accrual of interest has been suspended.

 (f) Mortgage Banking Activities

     The Company capitalizes the value of retained mortgage servicing rights related to loans originated and sold after January 1, 1996 as an asset, thereby increasing the gain on sale of the loan by the amount of the asset. Such mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income. Any remaining unamortized amount is charged to expense if the related loan is repaid prior to maturity. Management monitors the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Any impairment is recognized through a valuation allowance.

     Included in gains on sales of loans are capitalized mortgage servicing rights aggregating $3,000, $10,000, and $127,000 in 2002, 2001, and 2000,
     respectively. Amortization expense related to the capitalized servicing rights, included as a reduction of loan servicing fees in the accompanying consolidated statements of operations, aggregated $103,000, $127,000, and $91,000 during 2002, 2001, and 2000, respectively. Mortgage servicing rights capitalized by the Company and included in other assets was $161,000 and $261,000 at June 30, 2002 and 2001, respectively.

     At June 30, 2002 and 2001, the Bank was servicing loans for others amounting to $25,618,000 and $39,119,000, respectively. Loan servicing fees include servicing fees from investors and certain charges collected from borrowers, such as late payment fees, which are recorded when received. The amount of escrow balances held for borrowers at June 30, 2002 and 2001 amounted to $290,000 and $404,000, respectively.

                                       59                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(g)  Real Estate Owned

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

(h)  Stuck in Federal Home Loan Bank (FHLB) of Des Moines

     The Bank is a member of the FHLB system. As a member, the Bank is required to purchase and hold stock in the FHLB of Des Moines in an amount equal to the greater of (a) 1% of unpaid residential loans, (b) 5% of outstanding FHLB advances, or (c) 0.3% of total assets. FHLB stock is carried at cost in the accompanying consolidated balance sheets.

(i)  Office Property and Equipment

     Premises and equipment are generally stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Major replacements and betterments are capitalized while normal maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in current operations. Premises and equipment held for sale are recorded at the lower of cost or estimated net realizable value.

(j)  Income Taxes

     The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

(k)  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(l)  Earnings (Loss) Per Share

     Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings
     (loss) per share include the effects of all dilutive potential common shares outstanding during each period. Unallocated ESOP shares are excluded from outstanding shares.

                                       60                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

     The shares used in the calculation of basic and diluted earnings per share are shown below:

                                                          June 30
                                             -----------------------------------
                                              2002          2001          2000
                                             -------       -------       -------
     Weighted average common
        shares outstanding                   852,653       838,454       851,060
     Stock options                               992            --            --
                                             -------       -------       -------
                                             853,645       838,454       851,060
                                             =======       =======       =======

(m)  Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The adoption of these standards will not have an impact on the consolidated financial statements of the Company.

(3)  Investments in Debt Securities

     The amortized cost and approximate fair value of available-for-sale and held-to-maturity securities at June 30, 2002 are as follows:

                                                       Gross        Gross
                                      Amortized      unrealized   unrealized     Fair
           Available-for-sale            cost          gains        losses       value
           ------------------            ----          -----        ------       -----
U.S. treasury and agency securities   $3,539,236       18,368           --     3,557,604
Mortgage-backed securities             6,446,889      186,994           --     6,633,883
                                      ----------      -------       ------    ----------
                                      $9,986,125      205,362           --    10,191,487
                                      ==========      =======       ======    ==========
           Held-to-maturity
           ----------------

U.S. treasury and agency securities   $   75,000           --           --        75,000
Mortgage-backed securities                13,462          658           --        14,120
                                      ----------      -------      -------    ----------
                                      $   88,462          658           --        89,120
                                      ==========      =======      =======    ==========

                                       61                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

The amortized cost and approximate fair values of available-for-sale held-to-maturity securities at June 30, 2001 are as follows:

                                                            Gross             Gross
                                         Amortized        unrealized        unrealized         Fair
         Available-for-sale                 cost            gains             losses           value
-------------------------------------  -------------    --------------   ---------------  -------------
U. S. treasury and agency securities   $  4,016,356             --            (10,401)       4,005,955
Mortgage-backed securities                7,994,566             --            (33,717)       7,960,849
                                       ------------        -------          ---------       ----------
                                       $ 12,010,922             --            (44,118)      11,966,804
                                       ============        =======          =========       ==========
         Held-to-maturity
-------------------------------------

U. S. treasury and agency securities   $    379,008             334                --          379,342
Mortgage-backed securities                   25,169              --               (951)         24,218
                                       ------------        --------         ----------      ----------
                                       $    404,177             334               (951)        403,560
                                       ============        ========         ==========      ==========

Maturities of investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity are listed as follows:

                                                  Amortized             Fair
                                                     cost               value
                                               ---------------     -------------

Due in one year or less                        $   3,042,897          3,048,600
Due after one year through five years                514,639            527,004
Due after five years through ten years                25,000             25,000
Due after ten years                                   32,000             32,000
Mortgage-backed securities                         6,460,051          6,648,003
                                               -------------         ----------
                                               $  10,074,587         10,280,607
                                               =============         ==========

                                       62                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                           June 30, 2002, 2001 and 2000

(4)  Loans Receivable

     Loans receivable consisted of the following at June 30, 2002 and 2001:

                                                       2002               2001
                                                       ----               ----
Real estate:
   One-to-four family residential                 $ 36,961,763        58,541,188
   Construction                                      6,570,271        28,910,269
   Land                                              3,450,234         5,797,735
   Commercial                                       11,443,048         9,490,091
   Multifamily                                       2,025,353         l,986,218
Consumer loans                                       5,253,284        1l,045,956
                                                  ------------       -----------
                                                    65,703,953       115,771,457
Less:
   Loans in process                                  1,272,080         2,332,701
   Deferred loan origination fees
     and discounts on loans, net                       208,452           249,731
   Allowance for loan losses                         1,501,038         3,472,000
                                                  ------------       -----------
                                                  $ 62,722,383       109,717,025
                                                  ============       ===========

The Company had loans to directors and officers at June 30, 2002 and 2001 which carry terms similar to those for other loans. A summary of such loans is as follows:

                                                  2002                2001
                                                  ----                ----

Balance at beginning of year                    $ 745,000          1,871,000
New loans                                          69,000            131,000
Payments                                         (280,000)        (1,257,000)
                                                ---------         ----------
Balance at end of year                          $ 534,000            745,000
                                                =========         ==========

A summary of activity in the allowance for loan losses for the years ended June 30, 2002, 2001, and 2000 is as follows:

                                      2002            2001           2000
                                      ----            ----           ----

Balance at beginning of year       $ 3,472,000      2,924,000        926,546
Provision for loan losses            1,091,764      1,739,357      2,151,697
Charge-offs                         (3,130,042)    (1,232,267)      (199,747)
Recoveries                              67,316         40,910         45,504
                                   -----------     ----------      ---------
Balance at end of year             $ 1,501,038      3,472,000      2,924,000
                                   ===========     ==========      =========

                                       63                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000



     The following table shows the recorded investment in impaired loans, the amount of that recorded investment for which there is a related allowance for credit losses and the amount of that allowance, and the amount of that recorded investment for which there is no related allowance for credit losses as of June 30, 2002 and 2001:

                                                                       2002          2001
                                                                   ------------   -----------
     Impaired loans for which an allowance has been
        established                                                $    26,000      3,923,000
     Impaired loans for which no allowance has been
        established                                                  3,186,000      6,639,000
                                                                   -----------    -----------
                 Total recorded investment in impaired loans       $ 3,212,000     10,562,000
                                                                   ===========    ===========
     Allowance for loan losses allocated to impaired loans         $   171,000      1,474,000

     The average balance of impaired loans for 2002 and 2001 was $7,342,000 and $11,667,000, respectively, based on month-end balances. The net amount of interest recorded on such loans during their impairment period aggregated $229,000 and $435,000 in 2002 and 2001, respectively.

     The Bank evaluates each customer's creditworthiness on a case-by-case basis. Residential loans with a loan-to-value ratio exceeding 80% are required to have private mortgage insurance. The Bank's principal lending areas are the economically diverse communities northeast of Kansas City, Missouri.

(5)  Assets Acquired Through Foreclosure

     Assets acquired through foreclosure categorized by type of property are as follows at June 30, 2002 and 2001:

                                                                 2002            2001
                                                             ------------     ---------
     One-to-four family and multifamily real estate          $ 2,321,386       733,415
     Commercial real estate                                      556,172       222,750
     Other                                                        70,000            --
                                                             -----------      --------
                                                               2,947,558       956,165

     Less allowance for losses                                        --            --
                                                             -----------      --------
                  Total                                      $ 2,947,558       956,165
                                                             ===========      ========

                                         64                          (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000



The components of income and expense on assets acquired through foreclosure for the years ended June 30, 2002 and 2001 are as follows:

                                       2002             2001         2000
                                       ----             ----         ----
Provision for loan losses          $        -               -            -
Operating income                       31,975           1,723            -
Gain on sales                         137,754        (127,365)      19,779
Operating expenses                   (356,424)       (136,611)     (77,226)
                                   ----------        --------      -------
                                   $ (186,695)       (262,253)     (57,447)
                                   ==========        ========      =======


(6)  Office Property and Equipment

     Office property and equipment consist of the following at June 30, 2002 and 2001:

                                             2002                 2001
                                             ----                 ----
Land and land improvements              $    171,130             171,130
Office buildings                           1,485,931           1,475,533
Furniture and equipment                    1,883,639           l,880,152
                                        ------------          ----------
                                           3,540,700           3,526,815
Less accumulated depreciation              2,512,580           2,297,801
                                        ------------          ----------
                                        $  1,028,120           1,229,014
                                        ============          ==========

(7)  Premises and Equipment Held for Sale

     During June 2001, the Company designated the property and equipment located at the Kearney, Missouri branch location (Kearney branch) as held for sale. Subsequent to June 30, 2001, the Company entered into an agreement to sell the property and equipment and deposits at the Kearney branch to Kearney Trust Company. In connection with such designation and pending sale, the Company recorded a loss of $144,156, which is included in other expenses in 2001. The Kearney Branch was sold on November 30, 2001 for $850,000, following the receipt of regulatory approval. The sale of deposits and property was funded by the Company by liquidating interest-bearing deposits in other financial institutions.

                                       65                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(8)  Deposits

     Deposit balances at June 30, 2002 and 2001 are summarized as follows:

                                                       2002              2001
                                                  -------------     ------------

Noninterest bearing demand accounts               $   2,827,416       4,269,001
NOW accounts                                          9,761,549       9,467,897
Money market                                          7,072,723       6,092,665
Passbook accounts                                     3,620,572       3,654,695
                                                  -------------     -----------
                                                     23,282,260      23,484,258
Certificates of deposit                              64,539,376     101,124,707
                                                  -------------     -----------
                                                  $  87,821,636     124,608,965
                                                  =============     ===========
Weighted average interest rate on deposits
   at period-end                                           3.29%           5.16%

Contractual maturity of certificate accounts:
   Under 12 months                                $  43,857,646      77,338,987
   12 to 24 months                                    8,361,175      12,281,369
   24 to 36 months                                    4,762,388       4,834,130
   36 to 48 months                                    1,383,536       4,861,904
   48 to 60 months                                    3,450,841         936,015
   Over 60 months                                     2,723,790         872,302
                                                  -------------     -----------
                                                  $  64,539,376     101,124,707
                                                  =============     ===========

At June 30, 2002 and 2001, time deposits of $100,000 or more totaled $9,475,000 and $23,684,000, respectively.

The components of interest expense on deposits for the years ended June 30, 2002, 2001, and 2000 are as follows:

                                        2002             2001            2000
                                    -----------       ---------        ---------

NOW, money market demand,
   and passbook accounts            $   310,357         448,946          402,462
Certificates of deposit               4,198,145       6,717,218        5,280,260
                                    -----------       ---------        ---------
                                    $ 4,508,502       7,166,164        5,682,722
                                    ===========       =========        =========

                                       66                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                           June 30, 2002, 2001 and 2000

(9) FHLB Advances

    The Company had the following advances outstanding from the FHLB of Des Moines at June 30,2002 and 2001:

                                                                       2002            2001
                                                                    -----------    ------------
    $1,150,000 advance, interest at 5.33%, due December 2001                  -       1,150,000
    $l,000,000 advance, interest at 6.04%, due December 2004       $  1,000,000       1,000,000
    $3,000,000 advance, interest at 4.99%, due September 2008         3,000,000       3,000,000
    $2,000,000 advance, interest at 5.84%, due December 2009          2,000,000       2,000,000
    $3,000,000 advance, interest at 6.02%, due March 2010             3,000,000       3,000,000
                                                                    -----------    ------------
                                                                   $  9,000,000      10,150,000
                                                                    ===========    ============

    The advances with the FHLB are collateralized by first mortgage loans.

    Scheduled maturities of FHLB advances at June 30, 2002 are as follows:

                                                                      Amount
                                                                    -----------
                            Year ending June 30:
                              2003                                 $          -
                              2004                                    1,000,000
                              2005                                            -
                              2006                                            -
                              2007

                              Thereafter                              8,000,000
                                                                    -----------
                                                                   $  9,000,000
                                                                    ===========

                                       67                            (Continued)

                        CBES BANCORP INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                           June 30, 2002, 2001, and 2000

(10)   Income Taxes

       Components of income tax expense (benefit) are as follows:

                                                        Federal        State        Total
                                                    --------------  -----------  -----------
Year ended June 30, 2002:
   Current                                         $     (925,810)          --     (925,810)
   Deferred                                               605,000           --      605,000
                                                    --------------  -----------  -----------
                                                   $     (320,810)          --     (320,810)
                                                    ==============  ===========  ===========

Year ended June 30, 200l:
   Current                                         $      (91,000)          --      (91,000)
   Deferred                                              (473,000)          --     (473,000)
                                                    --------------  -----------  -----------
                                                   $     (564,000)          --     (564,000)
                                                    ==============  ===========  ===========

Year ended June 30, 2000:
   Current                                         $      500,667       57,864      558,531
   Deferred                                              (626,000)     (75,000)    (701,000)
                                                    --------------  -----------  -----------
                                                   $     (125,333)     (17,136)    (142,469)
                                                    ==============  ===========  ===========

Income tax expense (benefit) has been provided at effective rates of (34.9)%, (37.1)%, and (39.6)% (applied to loss before income taxes) for the years ended June 30, 2002, 2001, and 2000, respectively. The reasons for the differences between the effective tax rates and the corporate Federal income tax rate of 34% are as follows:

                                                        2002            2001           2000
                                                    ------------   ------------   -------------
Federal income tax rate                                 (34.0) %       (34.0) %        (34.0) %
Items affecting federal income tax rate:
   ESOP                                                   1.8            0.9            10.3
   Increase in cash surrender value of
     life insurance policies, net of
     nondeductible premiums                              (3.0)          (1.7)          (19.8)
   State income tax, net of Federal benefit                --             --            (4.6)
   Other                                                  0.3           (2.3)            8.5
                                                    ------------   ------------   -------------
        Effective income tax rate                       (34.9) %       (37.1) %        (39.6) %
                                                    ============   ============   =============

                                 68                                  (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                           June 30, 2002, 2001, and 2000

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows:

                                                           2002           2001
                                                        -----------   ----------
Accrued compensation                                    $  149,000      157,000
Allowance for loan losses                                  499,000    1,164,000
Office property and equipment                                   --       35,000
Real estate owned                                          117,000       79,000
Reserve for check loss                                          --      109,000
Unrealized losses on AFS securities                             --       17,000
Unrealized gains on loans held for sale                     43,000           --
                                                        ----------    ---------
     Deferred income tax asset                             808,000    1,561,000
                                                        ----------    ---------
Loan origination fees                                      (37,000)    (129,000)
Originated servicing rights                                (55,000)     (89,000)
Unrealized gains on AFS Securities                         (79,000)          --
Other                                                      (14,000)     (19,000)
                                                        ----------    ---------
     Deferred income tax liability                        (185,000)    (237,000)
                                                        ----------    ---------
     Net deferred income tax asset                      $  623,000    1,324,00O
                                                        ==========    =========


The Company did not record a valuation allowance for deferred tax assets at June 30, 2002 and 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable income (loss) for the years ended June 30, 2002, 2001, and 2000, was $(2,727,000), $(159,000), and $1,554,000
respectively. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carry forward period are reduced.

For the years ended June 30, 2002 and 2001, the Company was able to carry back the respective year's net operating losses to prior periods and recover actual taxes paid for those periods. At June 30, 2002, the Company has exhausted its net operating loss carry back potential and the recoverability of any future net operating losses is subject to the Company generating future taxable income over the carry forward period.

Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction under either of two alternative methods:(i) a deduction based on a percentage of taxable income (most recently 8%), or (ii) a deduction based upon actual loan loss experience (the Experience Method). The Small Business Job Protection Act (the Act) repealed the bad debt deduction based on a percentage of taxable income effective

                                       69                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

     for taxable years beginning after December 31, 1995. The Company, therefore, is now limited to the use of the bad debt deduction computed under the Experience Method. The Company's base year tax bad debt reserve balance of approximately $1.7 million will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Company's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Company. The Company does not intend to make distributions to stockholders that would result in recapture of any portion of its base year bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $578,000 has not been recorded.

(11) Benefit Plans

          Deferred Compensation Plan

          Effective March 1995, the Bank entered into deferred compensation agreements with members of the board of directors and certain officers. The agreements provide for monthly payments to the individuals or their beneficiaries for between ten and fifteen years following retirement. The agreements are accounted for on an individual basis with the cost accrued over the individual's period of service. Expense under the agreements for the years ended June 30, 2002, 2001, and 2000 was approximately $24,000, $7,000, and $40,000, respectively. The directors/officers and their beneficiaries are general unsecured creditors of the Bank for all amounts due under these agreements.

          Employee Stock Ownership Plan

          Qualified employees of the Company and Bank participate in an ESOP. In connection with the conversion described in note 1, the ESOP borrowed $819,960 from the Company, the proceeds of which were used to acquire 81,996 shares of the Company's common stock. Contributions from the Company and the Bank, along with dividends on unallocated shares of common stock, are used by the ESOP to make payments of principal and interest on the loan. Under the terms of the ESOP, contributions are allocated to participants using a formula based upon compensation Participants are fully vested after five years. Because the Company has provided the ESOP's borrowing, the unearned compensation is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets. As of June 30, 2002, 2001, and 2000, 54,228, 45,319, and 39,014, shares, respectively, had been allocated to participants. Compensation and benefits expense in 2002, 2001, and 2000, representing the fair value of allocated shares, was $121,000, $102,000, and $172,000, respectively. The fair value of the remaining 23,110 unallocated shares at June 30, 2002 aggregated approximately $334,000.

          Recognition and Retention Plan (RRP)

          During 1998, the Company adopted a RRP. In 1998, 2000, and 2001, common stock aggregating 36,893, 3,895, and 5,941 shares, respectively, was awarded to certain officers and directors of the Company and the Bank. The awards do not require any payment by the recipients. The 1998 and 2000 shares vest 20% upon award with the remaining shares vesting equally over four years. The 2001 award vested immediately on June 30, 2001, the date of the award. The fair value of the 1998 and 2000 shares at the date of award, aggregating $710,190 and $3l,006, respectively, was included

                                       70                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

          in unearned compensation in the accompanying consolidated balance sheets and is being amortized to expense over the vesting period. The fair value of the 2001 shares at the date of award was $76,461 and was recorded as expense on the award date. The Company recognized RRP expense of $23,086, $138,148, and $131,366 in 2002, 2001, and 2000,
          respectively.

          401(k) Plan

          During June 1996, the Company established a defined contribution 401(k) plan covering substantially all employees. The plan provides for discretionary employer contributions. Employer contributions were $4,000, $4,000, and $5,000 in 2002, 2001, and 2000, respectively.

(12) Stock Options

     During 1998, the Company adopted a stock option plan. Under the plan, options to acquire 102,495 shares of the Company's common stock may be granted to certain officers, directors, and employees of the Company or the Bank. The options enable the recipient to purchase stock at an exercise price equal to the fair value of the stock at the date of the grant. The options, issued prior to June 30, 2000, vest over five years and are exercisable for up to ten years. On June 21, 2001, the Company granted options to acquire 19,300 shares for $12.87 per share, with 9,650 vesting on October 1, 200l and the remaining 9,650 vesting on October 1, 2002.

     At June 30, 2002, 33,484 shares remain available for option grants under this program. The following tables summarize option activity over the last three years and current options outstanding:

                               2002                    2001                      2000
                       ---------------------   ---------------------     ---------------------
                                   Weighted                Weighted                  Weighted
                                   average                 average                   average
                                    option                  option                    option
                        Shares      price       Shares      price         Shares      price
                       --------   ----------   --------   ----------     --------   ----------
Outstanding at
  beginning o f year    69,011     $17.47       96,859     $  18.84       96,859     $ 18.84
Granted                     --         --       19,300        12.87           --          --
Canceled                    --         --      (47,148)       18.40           --          --
                       --------                --------                  --------
Outstanding at
  end of year           69,011      17.47       69,011        17.47       96,859       18.84
                       ========                ========                  ========

                                 Options outstanding              Options exercisable
                       --------------------------------------  -------------------------
                                        Weighted
                           Number       average     Weighted      Number       Weighted
                        outstanding    remaining    average     outstanding    average
     Range of             at June     contractual   exercise    at June 30,    exercise
 exercise prices           2002           life       price         2002          price
-----------------      -------------  -----------  ----------  -------------  ----------
 $12.87 - $19.25          69.01l          6.3       $  17.47      69,011       $  17.47

                                       71                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000



     SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize, as expense over the vesting period, the fair value of stock-based awards. Alternately, SFAS No. 123 allows entities to disclose pro forma net income and income per share as if the fair value-based method defined in SFAS No. 123 had been applied, while continuing to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price.

     The Company has elected to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. If compensation expense for the stock options had been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and diluted loss per share would have been increased by approximately $33,000, or $.04 per diluted share in 2002; $115,000 or $0.14 per diluted share in 2001; and $136,000, or $0.16 per diluted share in 2000.

     Following is a summary of the assumptions used to estimate the value of the options issued in 2001 and 1999:

                                                    2001 Award      1999 Award
                                                  --------------  --------------
     Dividend yield                                       2.29 %          2.06 %
     Volatility                                          40.04 %         39.57 %
     Risk-free interest rate                              6.00 %          5.60 %
     Expected life                                    10 years        10 years

(13) Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments consist principally of commitments to extend credit. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Bank does not generally require collateral or other security on unfunded loan commitments until such time that loans are funded.

     In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The Bank's principal lending area consists of the agricultural-based rural communities northeast of Kansas City, Missouri, and the Bank's loans are primarily to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectibility of the Bank's loan portfolio is dependent upon market conditions in that area. This geographic concentration is considered in management's establishment of the allowance for loan losses.

                                       72                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(14) Regulatory Capital Requirements

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital, as defined in the regulations, to risk-weighted assets, as defined, and of tangible and core capital, as defined, to total assets, as defined. Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject. To be categorized as well-capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum total risk-based, leverage risk-based, tangible, and core capital ratios as set forth in the table.

                                       73                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                           June 30,2002,2001, and 2000

 The Bank met all regulatory capital requirements at June 30, 2002 and 2001. The Bank's actual and required capital amounts and ratios as of June 30,2002 and 2001 were as follows:

                                                                              To be well-
                                                       For capital          capitalized under
                                                        adequacy            prompt corrective
                                 Actual                 purposes            action provisions
                          ---------------------   ---------------------    ---------------------
       2002                  Amount      Ratio       Amount      Ratio       Amount      Ratio
----------------------    ------------  -------   -----------    ------    -----------   -------
Tangible capital
  (to tangible assets)    $ 12,526,000  11.22 %   $ 1,677,000    1.50 %    $        --      -- %
Tier 1 leverage (core)
  capital (to adjusted
  tangible assets)          12,526,000  11.22       4,464,000    4.00        5,580,000    5.00
Risk-based capital
  (to risk-weighted
  assets)                   13,394,000  19.37       5,533,000    8.00        6,916,000   10.00
Tier 1 leverage risk-
  based capital (to
  risk-weighted assets)     12,526,000  18.11              --      --        4,149,000    6.00

                                                                              To be well-
                                                       For capital          capitalized under
                                                        adequacy            prompt corrective
                                 Actual                 purposes            action provisions
                          --------------------    ---------------------    ---------------------
        2001                 Amount      Ratio         Amount     Ratio      Amount      Ratio
----------------------    ------------  ------    -----------     -----    -----------   -------
Tangible capital
  (to tangible assets)    $ 12,986,000   8.57 %   $ 2,273,000    1.50 %    $        --      -- %
Tier 1 leverage (core)
  capital (to adjusted
  tangible assets)          12,986,000   8.57       6,063,000    4.00        7,579,000    5.00
Risk-based capital
  (to risk-weighted
  assets)                   14,336,000  13.31       8,619,000    8.00       10,774,000   10.00
Tier 1 leverage risk-
  based capital (to
  risk-weighted assets)     12,986,000  12.05              --      --        6,464,000    6.00

                                       74                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000


(15) Fair Value of Financial Instruments

     Fair value estimates of the Company's financial instruments as of June 30, 2002 and 2001, including methods and assumptions utilized, are set forth below:

                                                              2002                           2001
                                               -------------------------------   ----------------------------
                                                    Carrying        Estimated      Carrying       Estimated
                                                     amount         fair value      amount        fair value
                                               -------------       -----------   -----------     ------------
     Cash and cash equivalents                 $  22,718,336        22,718,000    18,108,105       18,108,000

     Investment securities:
        Available-for-sale                        10,191,000        10,19l,000    11,967,000       11y967,000
        Held-to-maturity                              88,462            89,000       404,177          404,000
     Loans, net of loans in process               69,419,930        70,808,000   111,157,454      112,951,000
     Accrued interest receivable                     498,941           499,000       806,585          807,000

     Noninterest bearing demand deposits           2,827,416         2,827,000     4,269,001        4,269,000
     Money market and NOW deposits                16,834,272        16,834,000    15,560,562       15,561,000
     Passbook accounts                             3,620,572         3,621,000     3,654,695        3,655,000
     Certificate accounts                         64,539,376        65,594,000   101,124,707      102,743,000
                                                ------------      ------------  ------------    -------------
          Total deposits                       $  87,821,636        88,876,000   124,608,965      126,228,000
                                                ============      ============  ============    =============
     Accrued interest payable                  $      89,978            90,000       189,222          189,000
     FHLB advances                                 9,000,000         9,743,000    10,150,000       10,339,000

          Methods and Assumptions Utilized

          The carrying amount of cash and cash equivalents and accrued interest receivable and payable are considered to be approximate fair value based on the short-term nature of these items.

          The estimated fair value of mortgage-backed and investment securities is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

          The estimated fair value of the Company's loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities. In estimating the fair value of each category of loans, the carrying amount of the loan is reduced by an allocation of the allowance for loan losses. Such allocation is based on management's loan classification system which is designed to measure the credit risk inherent in each classification category. The estimated fair value of performing variable rate loans is the carrying value of such loans, reduced by an allocation of the allowance for loan losses. The estimated fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan, reduced by an allocation of the allowance for loan losses. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value for significant nonperforming loans is the estimated fair value of the underlying collateral based on recent external appraisals or other available information, which generally approximates carrying value.

                                      75                             (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000



The estimated fair value of deposits with no stated maturity, such as noninterest bearing deposits, savings, money market accounts, passbook accounts, and NOW accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The estimated fair value of advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB with similar characteristics.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

                                       76                            (Continued)

                       CBES BANCORP, INC. AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                         June 30, 2002, 2001, and 2000

(16)  Parent Company Condensed Financial Statements

      Presented below are condensed financial statements of the Company (parent only) as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001, and 2000:

                            Condensed Balance Sheets
                             June 30, 2002 and 2001

                                                                        2002           2001
                                                                    ------------   ------------
      Cash and cash equivalents                                     $    812,729      1,514,991
      Investment securities available-for-sale                           512,004             --
      Investment in subsidiary                                        12,644,517     12,889,461
      ESOP loan receivable                                               218,644        309,542
      Loan receivable from subsidiary                                         --         76,461
      Accrued interest receivable-investment securities
         available-for-sale                                               12,867             --
      Current income taxes receivable                                     94,782         58,495
                                                                    ------------   ------------
                 Total assets                                       $ 14,295,543     14,848,950
                                                                    ============   ============
      Dividends payable                                             $     73,501         73,501
      Other liabilities                                                   50,331         30,726
                                                                    ------------   ------------
                 Total liabilities                                       123,832        104,227

      Stockholders' equity                                            14,171,711     14,744,723
                                                                    ------------   ------------
                 Total liabilities and stockholders' equity         $ 14,295,543     14,848,950
                                                                    ============   ============

                       Condensed Statements of Operations
                    Years ended June 30, 2002, 2001, and 2000

                                                             2002         2001        2000
                                                          ----------   ----------   ----------
      Interest income                                     $   58,553       60,000      148,146
      Other expense, net                                    (122,102)    (123,673)    (162,905)
                                                          ----------   ----------   ----------
                 Loss before equity in distributed
                    losses of subsidiary                     (63,549)     (63,613)     (14,759)

      Equity in losses of subsidiary                        (554,733)    (890,256)    (202,279)
                                                          ----------   ----------   ----------
                 Net loss                                 $ (598,282)    (953,869)    (217,038)
                                                          ==========   ==========   ==========

                                       77                            (Continued)

                       CBES BANCORP, INC. AND SUBSIDIARY
                          EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000


                       Condensed Statements of Cash Flows
                    Years ended June 30, 2002, 2001 and 2000

                                                         2002           2001           2000
                                                    ------------     ----------    ----------
Cash provided by operating activities:
   Net loss                                          $  (598,282)      (953,869)     (217,038)
   RRP amortization                                       23,086         76,461       131,366
   Premium amortization of investment
     securities                                            6,227             --            --
   Change in other assets                                (49,154)       (58,495)           --
   Change in other liabilities                             4,124        (55,535)     (108,644)
   Undistributed losses of subsidiary                    534,733        890,256       202,279
                                                    ------------     ----------    ----------
               Cash (used in) provided by
                 operating activities                    (79,266)      (101,182)        7,963
                                                    ------------     ----------    ----------

   Cash provided by investing activities:
     Purchase of investment securities
     available-for-sale                                 (518,231)            --            --
   Net decrease in loans receivable                      167,359      1,700,327       437,613
                                                    ------------     ----------    ----------
               Cash (used in) provided by
                 investing activities                   (350,872)     1,700,327       437,613
                                                    ------------     ----------    ----------

Cash provided by financing activities:
   Dividends paid                                       (272,124)      (316,686)     (611,408)
   Purchase of treasury stock                                 --             --      (707,797)
                                                    ------------     ----------    ----------
               Cash used in financing activities        (272,124)      (316,686)   (1,319,205)
                                                    ------------     ----------    ----------

               Net (decrease) increase in cash
                 and cash equivalents                   (702,262)     1,282,459      (873,629)

Cash and cash equivalents at beginning of year         1,514,991        232,532     1,106,161
                                                    ------------     ----------    ----------
Cash and cash equivalents at end of year             $   812,729      1,514,991       232,532
                                                    ============     ==========    ==========

Noncash investing and financing activities:
   Dividends declared and payable                    $    73,501         73,501       122,550
                                                    ============     ==========    ==========

                                       78                            (Continued)

                        CBES BANCORP, INC. AND SUBSIDIARY
                           EXCELSIOR SPRINGS, MISSOURI

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(17)  Supervisory Agreement

      On August 10, 2000, the Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (the OTS). The Supervisory Agreement provided that the Bank shall take necessary and appropriate actions to achieve compliance with various OTS regulations related to lending standards, lending limitations, classification of assets, appraisal standards, and other matters. Among other things, the Supervisory Agreement required the Bank to establish adequate allowances for loan losses, consistent with accounting principles generally accepted in the United States of America, and not to reduce the balance of the allowance for loan losses without prior notice of no objection from the OTS. The Supervisory Agreement also provided that the Bank shall cease making any commercial real estate loans and refrain from making any new loan commitments with new builders or subdivision developments without prior OTS approval. Finally, the Supervisory Agreement provided that the Bank shall be subject to certain growth restrictions and shall refrain from making capital distributions without OTS approval.

      Failure to comply with the Supervisory Agreement can lead to further enforcement actions by the OTS. The Bank believes that it can comply with the Supervisory Agreement and is currently taking the necessary steps to do so. Compliance with the Supervisory Agreement has not had a materially adverse impact on the operations or the financial condition of the Bank or the Company. However, the restrictions imposed on the Bank's construction and commercial real estate lending activities has caused a significant decrease in the Bank's activities in these areas. The Supervisory Agreement will remain in effect until terminated by the OTS.

(18)  Subsequent Event

     On September 5, 2002, the Company announced that they had signed a definitive agreement providing for the acquisition of CBES by way of a merger with a subsidiary of NASB Financial, Inc. NASB Financial owns and operates North American Savings Bank, F.S.B. Under the terms of the agreement, stockholders of the Company would receive $17.50 in cash, subject to adjustment, for each share of the common stock owned by them. The merger is expected to close in the fourth quarter of 2002. The proposed merger is subject to the approval of the stockholders of the Company and the Office of Thrift Supervision. Consummation of the proposed merger is subject to other customary conditions.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The Company's Board of Directors is presently composed of seven members, each of whom is also a director of the Bank. The Directors are divided into three classes. Directors of the Company are generally elected to serve for a three-year term which is staggered to provide for the election of approximately one-third of the directors each year. The following table sets forth certain information regarding the Company's Board of Directors, including their terms of office.

                                                                                                Shares of Common
                            Age at                                             Term            Stock Beneficially          Percent
                           June 30,                              Director       to                  Owned at                  of
         Name                2002        Position(s) Held       Since/(1)/     Expire          September 14, 2002/(2)/      Class
------------------------  ----------   -----------------------  -----------  ----------   ------------------------------  ----------
Robert L. Lalumondier         62       Director                    1992         2004                  7,355/(3)/             0.78%

Cecil E. Lamb                 73       Director                    1985         2004                 13,674/(3)/             1.45%

Paul L. Thomas                34       Chairman of the Board       2001         2004                 30,651/(5)/             3.24%
                                       and Chief Executive
                                       Officer

Dennis D. Hartman             48       Director and President      2000         2003                 20,152/(4)/             2.13%

Rodney G. Rounkles            64       Director                    1984         2003                 14,420/(3)/             1.53%

Richard N. Cox                56       Director                    1992         2002                 21,960/(3)/             2.32%

Robert E. McCrorey            61       Director                    1973         2002                 32,563/(3)/             3.45%

-------------------------------

(1) Includes service as a director of the Bank.
(2) Includes shares held directly, as well as shares held in retirement accounts, held by certain members of the named individuals' families, or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the named individuals may be deemed to have sole or shared voting and/or investment power. Does not include options to purchase shares of Common Stock granted under the Company's 1997 Stock Option and Incentive Plan (the "Stock Option Plan") which have not yet vested.
(3) Includes 5,125 stock options for Director Lalumondier, Rounkles, Lamb, Cox, and McCrorey.
(4) Includes 9,737 stock options stock for Mr. Hartman.
(5) Includes 19,300 stock options stock for Mr. Thomas.

       The business experience of each director and director nominee is set forth below. All directors have held their present positions for at least the past five years, except as otherwise indicated.

       Robert L. Lalumondier. Mr. Lalumondier is the retired former owner of Lalumondier Insurance Agency, located in Kearney, Missouri.

       Cecil E. Lamb. Mr. Lamb is a retired postmaster.

       Paul L. Thomas. Mr. Thomas has served as Chief Executive Officer of the Company and the Bank since

May 2001. As Chief Executive Officer, Mr. Thomas is responsible for overseeing the day-to-day operations of the Company and the Bank. Mr. Thomas joined the Bank in October 2000 as Chief Operating Officer and Chief Lending Officer. Prior to that time, Mr. Thomas was a Vice President of North America Savings Bank and NASB Financial, Inc., located in Grandview, Missouri.

     Dennis D. Hartman. Mr. Hartman has served as President of the Company and the Bank since June 2000. In that capacity, he is responsible for the Company's and the Bank's operations. Mr. Hartman also served as the Chief Executive Officer of the Company and the Bank from July 1999 until May 2001. Prior to that time, Mr. Hartman served as the Chief Financial Officer and Manager of the Bank's Accounting Department. In that capacity, he was responsible for the supervision of the Accounting Department and reporting to the regulatory authorities. He was also responsible for overseeing the Bank's asset/liability management program. Mr. Hartman joined the Bank in 1978.

     Rodney G. Rounkles. Mr. Rounkles was the plant manager of a molding products plant in Excelsior Springs, Missouri until his retirement in 1995.

     Richard N. Cox. Mr. Cox is the owner and operator of Cox Tool Co., Inc., a designer/builder of plastic molds, located in Excelsior Springs, Missouri.

     Robert E. McCrorey. Mr. McCrorey served as a loan originator for the Bank from 1993 until June 19, 2000. Prior to 1993, he served as a branch manager for a beer distributor. Mr. McCrorey also served as Chairman of the Board and President of the Company and the Bank until June 19, 2000.

     For information on executive officers who are not also directors, please see "Item 1. Business" in this Form 10-KSB.

Ownership Reports by Officers and Directors

     The Common Stock of the Company is registered pursuant to Section 12(g) of the 1934 Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4, or 5 with the SEC disclosing changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company's review of such ownership reports, no officer, director or 10% beneficial owner of the Company failed to file ownership reports on a timely basis for the fiscal year ended June 30, 2002.

Item 10.  Executive Compensation

     Director Compensation

     During fiscal 2001, the Company paid directors a fee of $200 per annum. Additionally, during fiscal 2002 each director of the Bank received a total of $9,000 in board fees, except for directors Hartman and Thomas who received $6,000 in board fees. Each director also receives life insurance coverage, and each director except for Messrs. Lalumondier and Lamb also receives group hospitalization, dental and prescription coverage. Messrs. Lalumondier and Lamb each received $3,172 in lieu of such coverages during fiscal 2002.

     Stock Benefit Plans. Following approval by the Company's stockholders at the Annual Meeting of Stockholders held on October 28, 1997, each director of the Company who was not a full-time employee (5 persons) received an option to purchase 5,125 shares of Common Stock under the Company's 1997 Stock Option and Incentive Plan and an award of 2,049 shares of restricted stock under the Company's Recognition and Retention Plan. In addition, Mr. McCrorey received options to purchase 10,249 shares under the Stock Option Plan, and 4,099 shares of restricted stock under the Recognition and Retention Plan. As a result of his termination of service as an employee of the Company and the Bank in June 2000, certain awards to Mr. McCrorey in his capacity as an employee were terminated. Mr. McCrorey currently has 5,125 options to purchase shares under the Stock Option Plan, and 3,648 shares of restricted stock under the Recognition and Retention Plan. On June 21, 2001, Mr. Thomas received options to purchase 19,300 shares under the Stock Option Plan and 5,941 shares of restricted stock under the Recognition and Retention Plan.

     Director Emeritus Agreement. In order to encourage directors to remain members of the Bank's board, in February 1995 the Bank entered into Director Emeritus Agreements (the "Emeritus Agreements") with each of the directors of the Bank at that time. Pursuant to the Emeritus Agreements, upon reaching age 75, directors Lamb, Lalumondier, McCrorey, Rounkles and Cox will receive a benefit of $525, $642, $1,225, $817, and $846, respectively, per month paid monthly for ten years following retirement. Upon termination of service for disability or retirement prior to age 75, the director will receive a reduced amount pursuant to a schedule as set forth in the Emeritus Agreements, paid monthly for ten years following termination, or if earlier, until the director's recovery from disability. Upon termination following a change in control of the Bank, each director would be entitled to a lump sum payment of a reduced amount pursuant to a schedule as set forth in the Emeritus Agreement. Upon the death or termination for cause of a director, no benefits will be paid to such director. The Bank purchased life insurance to finance the benefits that would be payable to five of the six directors. The Bank accrued expenses during fiscal 2002 in the aggregate amount of $14,343 for the Emeritus Agreements.

Executive Compensation

     The Company has not paid any compensation to its executive officers since its formation. However, the Company does reimburse the Bank for services performed on behalf of the Company by its officers. The Company does not presently anticipate paying any compensation to such persons until it becomes actively involved in the operation or acquisition of businesses other than the Bank.

     The following table sets forth the compensation paid or accrued by the Bank for services rendered by Paul L. Thomas, who served as Chief Executive Officer since May 2001, and Dennis D. Hartman, who served as Chief Executive Officer and President during fiscal 2001. No other executive officer earned in excess of $100,000 during fiscal 2002 or 2001.

===============================================================================================================================
                                                   SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                                Long-Term Compensation
                                            Annual Compensation                         Awards
                                    -------------------------------------------------------------------------
                                                                Other
                                                                Annual       Restricted Stock     Options/        All Other
    Name and Principal      Fiscal     Salary      Bonus     Compensation        Award(s)           SARs        Compensation
         Position            Year        ($)        ($)         ($)(1)             ($)              (#)              ($)
-------------------------------------------------------------------------------------------------------------------------------
===============================================================================================================================
Paul L. Thomas               2002     $126,462    $25,000       $   --              --               --          $ 6,200/(7)/
  Chief Executive Officer    2001     $ 90,050    $40,000       $   --         $76,461/(5)/      19,300/(6)/     $    --

Dennis D. Hartman,           2002     $ 89,674    $    --       $   --         $10,267/(2)/          --/(3)/     $19,484/(4)/
  President                  2001     $ 80,435    $    --       $   --         $ 7,011/(2)/          --/(3)/     $15,315/(4)/
                             2000     $ 67,304    $ 5,548       $   --         $11,782/(2)/          --/(3)/     $ 7,683/(4)/
===============================================================================================================================

--------------------
(1) Neither Mr. Hartman nor Mr. Thomas received any additional benefits or perquisites which in the aggregate exceeded 10% of his salary and bonus or $50,000.
(2) Based upon approximately 779 shares of restricted stock which vested in each of fiscal 2002, fiscal 2001 and fiscal 2000 at an assumed price of $13.18, $9.00 and $15.13 per share, respectively. On October 28, 1997, pursuant to the Company's Recognition and Retention Plan, Mr. Hartman was awarded 3,895 shares of restricted stock. The market value per share of the Common Stock was $19.25 on the date of the grant, and the aggregate value of 3,895 shares at $19.25 per share totals $74,979. Such awards vest in equal installments at a rate of 20% per year beginning on October 28, 1997, the date of grant, unless otherwise determined by the Board. Awards will be 100% vested upon termination of employment due to death or disability, or following a change of control. The aggregate value of the 3,895 shares of restricted stock awarded to Mr. Hartman, including both vested and unvested shares, as of June 30, 2002 was $56,283, based upon a closing price of $14.45 per share on June 30, 2002.

(3) On October 28, 1997, pursuant to the Company's Stock Option Plan, Mr. Hartman was awarded options to purchase 9,737 shares of Common Stock. Such options vest in equal installments at a rate of 20% per year commencing on the date of grant. The exercise price of such options is $19.25, the fair market value of the underlying shares on October 28, 1997, the date of grant.
(4) Includes $6,000 in Bank board fees and $200 in Company board fees, $13,284 contributed under the ESOP for the benefit of Mr. Hartman and $398 contributed under the Bank's 401K Plan for the benefit of Mr. Hartman in fiscal 2002. Includes $7,500 in Bank board fees and $200 in Company board fees, $7,222 contributed under the ESOP for the benefit of Mr. Hartman, and $393 contributed under the Bank's 401K Plan for the benefit of Mr. Hartman in fiscal 2001; includes $7,378 contributed under the ESOP for the benefit of Mr. Hartman, and $305 contributed under the Bank's 401K Plan for the benefit of Mr. Hartman in fiscal 2000.
(5) Based upon 5,941 shares of restricted stock which vested in fiscal 2001 at an assumed price of $12.87. On June 21, 2001, pursuant to the Company's Recognition and Retention Plan, Mr. Thomas was awarded 5,941 shares of restricted stock. The market value per share of the common stock was $12.87 on the date of the grant, and the aggregate value of 5,941 shares at $12.87 per share totals $76,461. Such award vested without restriction on June 30, 2001. The aggregate value of 5,941 shares of restricted stock awarded to Mr. Thomas as of June 30, 2001 was $85,847, based upon a closing price of $14.45 per share on June 30, 2002.
(6) On June 21, 2001, pursuant to the Company's Stock Option Plan, Mr. Thomas was awarded options to purchase 19,300 shares of common stock. Such options vest at a rate of 50% per year commencing on October 1, 2001. The exercise price of such options is $12.87, the fair market value of the underlying shares on June 21, 2001, the date of the grant.
(7)  Includes $6,000 in Bank board fees and $200 in Company board fees.

Stock Options

     The Board of Directors of the Company has adopted the Stock Option Plan, which has been approved by the stockholders. Certain directors, officers and employees of the Bank and the Company are eligible to participate in the Stock Option Plan. The Stock Option Plan is administered by a committee of outside directors (the "Committee"). The Stock Option Plan authorizes the grant of stock options equal to 102,495 shares of Common Stock. The Stock Option Plan provides, among other things, for the grant of options to purchase Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, and options that do not so qualify ("nonstatutory options"). For information regarding options granted to directors under the Stock Option Plan, see "Director Compensation--Stock Benefit Plans," herein. Options must be exercised within 10 years from the date of grant. The exercise price of the options must be at least 100% of the fair market value of the underlying Common Stock at the time of the grant.

     No options were granted under the Stock Option Plan to the named executive officers during the year ended June 30, 2002.

     Set forth below is certain additional information concerning options outstanding to the named executive officers at June 30, 2002. No options were exercised during fiscal 2002.

==================================================================================================================
                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FISCAL YEAR-END OPTION VALUES
==================================================================================================================

                                                           Number of Unexercised        Value of Unexercised In-
                                                                 Options at               The-Money Options at
                                                              Fiscal Year-End                 Year-End (1)
                                                        ----------------------------------------------------------
                        Shares Acquired       Value      Exercisable/Unexercisable     Exercisable/Unexercisable
           Name          Upon Exercise      Realized                (#)                           ($)
------------------------------------------------------------------------------------------------------------------
Paul L. Thomas                 --             $ --              9,650/9,650                  15,247/15,247

Dennis D. Hartman              --             $ --                9,737/0                         0/0
==================================================================================================================

-----------------------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on June 30, 2002, at which date the most recent sales price of the Common Stock as reported on the Nasdaq SmallCap Market was $14.45.

Severance Agreements

     The Bank entered into an employment agreement effective upon consummation of the conversion with Dennis D. Hartman providing for a term of two years. Mr. Hartman currently serves as the Bank's President, and previously served as the Bank's Chief Financial Officer following the conversion until June 1999 and as the Bank's Chief Executive Officer from July 1999 until Mr. Thomas recently assumed that position. The contract provided for payment to the employee for the remaining term of the contract unless the employee is terminated "for cause." The employment agreement's term expired in September 1999.

     On March 24, 1998, the Bank entered into a severance agreement with Dennis
D. Hartman, effective upon termination of the employment agreement ( September
1999) previously entered into upon the conversion of the Bank from mutual to stock form. The severance agreement provides for a term of three years. The agreement provides for the payment of benefits in the event of a change in control of the Bank or the Company during the term of the contract unless the executive is "terminated for cause." The severance agreement provides for annual extensions for one additional year, but only upon express authorization by the Board of Directors at the end of each year.

     In the event there is a change in control of the Bank or Company, as defined in the agreement, and if employment terminates involuntarily, as defined in the agreement, in connection with such change in control or within 12 months thereafter, the severance agreement provides for a payment equal to 1.5 times Mr. Hartman's salary during the preceding calendar year including bonuses and any other cash compensation paid. In addition to the severance payment, Mr. Hartman would be entitled to receive health benefits for the remaining term of the agreement. Notwithstanding any provision to the contrary in the severance agreement, payments under the severance agreement are limited so that they will not constitute an excess parachute payment under Section 280G of the Code. Assuming a change in control were to take place as of June 30, 2001, the aggregate amounts payable to Mr. Hartman pursuant to this change in control provision would be approximately $132,000.

     In March 1998, the Bank entered into a severance agreement with Ms. Teegarden. This agreement provides for a term of two years and a change of control payment on involuntary termination equal to 150% of the executive's salary during the preceding calendar year including bonuses and any other cash compensation paid. This agreement is otherwise similar to the severance agreement with Mr. Hartman.

Salary Continuation Agreements

     In order to encourage the Bank's President to remain an employee of the Bank, the Bank entered into a Salary Continuation Agreement (the "Agreement") in February 1995 with Mr. Hartman. Pursuant to the Agreement, upon retirement on or after reaching age 65, Mr. Hartman would receive a monthly benefit of $1,897 paid monthly for 15 years following retirement. Upon termination of service for disability or retirement prior to age 65, Mr. Hartman would receive a reduced amount pursuant to a schedule set forth in the Agreement, paid monthly for 15 years following termination or, if earlier, until Mr. Hartman's recovery from disability. Upon termination following a change in control of the Bank, Mr. Hartman would be entitled to a lump sum payment of a reduced amount pursuant to a schedule set forth in the Agreement. The Agreement provides for a death benefit if Mr. Hartman dies while in active service of the Bank equal to the amount that would be paid to Mr. Hartman upon serving until age 65. If Mr. Hartman dies after benefit payments commence but before receiving all payments, the Bank will pay the remaining benefits at the same time and in the same amounts they would have been paid had Mr. Hartman survived. The Bank purchased life insurance on Mr. Hartman whereby the Bank is the beneficiary in order to offset the expected payments to Mr. Hartman. The Bank accrued expenses during fiscal 2002 in the amount of $2,390 for the Agreement. The Bank has also entered into Salary Continuation Agreements with Mr. Alderson and Ms. Teegarden. These agreements are similar to the Agreement with Mr. Hartman, although providing for lower payments.

Equity Compensation

     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of June 30, 2002 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

============================= =============================== ============================  ============================
                               Number of securities to be                                    Number of securities
  Equity compensation plans    issued upon exercise of         Weighted average              remaining available for
  approved by stockholders     outstanding options and rights  exercise price                issuance under plan
----------------------------- ------------------------------- ----------------------------  ---------------------------
    Stock Option Plan                    69,011                       $17.47                           33,484

----------------------------- ------------------------------  ----------------------------  ---------------------------

    Recognition and Retention
      Plan                             - 0 - (1)                   Not Applicable                       3,371

----------------------------- ------------------------------  ----------------------------  ---------------------------

         Total                           69,011                       $17.47                           36,855

============================= ==============================  ============================  ===========================

_____________________
(1)  Represents shares that have been granted but have not yet vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Persons and groups who beneficially own in excess of 5% of the Common Stock are required to file certain reports with the Company and with the Securities and Exchange Commission (the "SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

     The following table sets forth information regarding share ownership of those persons or entities known by management to beneficially own more than five percent of the Common Stock on September 6, 2002 and all directors and executive officers of the Company and the Bank as a group.

                                                                               Shares
                                                                            Beneficially     Percent
                                 Beneficial Owner                               Owned       of Class
-----------------------------------------------------------------------  ----------------   --------
CBES Bancorp, Inc. Employee Stock Ownership Plan/(1)/                          65,649          7.50%
1001 North Jesse James Road
Excelsior Springs, Missouri 64024

David H. Hancock                                                               82,100/(6)/     9.37%
12498 South 71 Highway
Grandview, Missouri 64030

First Financial Fund, Inc.                                                     86,600/(3)/     9.89%
Gateway Center Three
100 Mulberry Street, 9/th/ Floor
Newark, New Jersey 07102-7503

Keith E.  Doss                                                                 45,242/(4)/     5.17%
PO Box 137
Kearney, Missouri 64060

Investors of America Limited Partnership                                       55,900/(5)/     6.38%
135 North Meramac
Clayton, Missouri 63017

Directors and executive officers of the Company                               166,014/(2)/    17.57%
 and the Bank, as a group (10 persons)

__________________________
/(1)/ The amount reported represents shares held by the Employee Stock Ownership
      Plan ("ESOP"), 42,539 shares of which have been allocated to accounts of participants. First Bankers Trust of Quincy, Illinois, the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to accounts of participants. Participants in the ESOP are entitled to instruct the trustee as to the voting of shares allocated to their accounts under the ESOP. Unallocated shares held in the ESOP's suspense account are voted by the trustee in the same proportion as allocated shares voted by participants.
/(2)/ Amount includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, shares held in a fiduciary capacity or by certain family members, with respect to which shares the group members may be deemed to have sole or shared voting and/or investment power. The amount above includes 69,011 options to purchase shares of Common Stock granted under the Company's 1997 Stock Option and Incentive Plan to directors and executive officers of the Company. The amount above excludes options which do not vest within 60 days of September 14, 2002.
/(3)/ According to a Schedule 13G filed by Wellington Management Company, LLP
      ("Wellington"), Wellington beneficially owns 86,600 shares of the Company's Common Stock. The Schedule 13G indicates that the shares are owned by Wellington in its capacity as an investment advisor and are owned of record by clients of Wellington. The Schedule 13G discloses that First Financial Fund, Inc., a client of Wellington, is the owner of more than five percent of the Company's shares.
/(4)/ According to a Schedule 13D filed by Mr. Doss, Mr. Doss has sole voting and dispositive power over 45,242 shares of the Company's Common Stock. /(5)/ According to a Schedule 13G filed by Investors of America Limited
      Partnership ("Investors"), Investors has sole voting and dispositive power over 55,900 shares of the Company's Common Stock.
/(6)/ According to a Schedule 13D filled by Mr. Hancock. Mr. Hancock has sole voting and dispositive power over 82,100 shares of the Company's Common Stock.

Item 12. Certain Relationships and Related Transactions

         The Bank has followed a policy of granting consumer loans and loans secured by one- to four-family real estate to officers, directors and employees. Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions as those of comparable transactions with other persons prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features.

         All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $245,000 at June 30, 2002, which was 1.73% of the Company's stockholders' equity at that date. All loans to directors and officers were performing in accordance with their terms at June 30, 2002.

         On November 30, 2001, the Bank sold its Kearney, Missouri branch office to Kearney Trust Company for a sales price of $850,000. The Bank transferred to Kearney Trust the branch office and fixtures, as well as approximately $9.4 million of deposits. Mr. Keith Doss, a 5% beneficial owner of the Bank, is a major stockholder and an executive officer of Kearney Trust. Kearney Trust was selected as the purchaser based upon a competitive bidding process.

Item 13. Exhibits List and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The following financial information appears in Part II, Item 7 of this Form 10-KSB Annual Report.

Report of Independent Auditors

Consolidated Balance Sheets at June 30, 2002 and 2001

Consolidated Statements of Operations for the Years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
 Years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years ended June 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

         (a)(2) Financial Statement Schedules - All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

         (a)(3) Exhibits - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-B Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
-----------            ----------------------------------                         ---------------
2                      Plan of acquisition, reorganization,                              2
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

13                     Annual Report to Security Holders                                None

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


22                     Published report regarding matters                               None
                        submitted to vote of security holders

                                                                                   Reference to
Regulation                                                                       Prior Filing or
S-B Exhibit                                                                      Exhibit Number
 Number                           Document                                       Attached Hereto
-----------            --------------------------------                          ---------------
23                     Consent of experts and counsel                                    23

24                     Power of Attorney                                            Not Required

28                     Information from reports furnished to                            None
                       State insurance regulatory authorities

99                     Certification of Chief Executive Officer and                      99
                       Chief Financial Officer pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002

______________

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

         (b) Reports on Form 8-K - No Form 8-K was filed during the last quarter of the year covered by this Form 10-KSB.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CBES BANCORP, INC.

Date: September 27, 2002                   By: \s\ Paul L. Thomas
                                              ----------------------------------
                                              Paul L. Thomas, Chief Executive
                                              Officer and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ Paul L. Thomas                     By: \s\ Cecil E. Lamb
   ------------------------------------       ----------------------------------
     Paul L. Thomas, Chief Executive           Cecil E. Lamb, Director
        Officer and Chairman of the Board
     (Principal Executive Officer)

Date: September 27, 2002                   Date: September 27, 2002

By: \s\ Ronald W. Hill                     By: \s\ Dennis D. Hartman
   ------------------------------------       ----------------------------------
   Ronald W. Hill, Chief Financial Officer     Dennis D. Hartman, President and
    (Principal Accounting and                   Director
       Financial Officer)

Date: September 27, 2002                   Date: September 27, 2002

By: \s\ Richard Cox                        By: \s\ Robert McCrorey
   ------------------------------------       ----------------------------------
   Richard Cox, Director                       Robert McCrorey, Director

Date: September 27, 2002                   Date: September 27, 2002

By: \s\ Robert L. Lalumondier              By: \s\ Rodney Rounkles
   ------------------------------------       ----------------------------------
   Robert L. Lalumondier, Director             Rodney Rounkles, Director

Date: September 27, 2002                   Date: September 27, 2002

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Ronald W. Hill, Chief Financial Officer of CBES Bancorp, Inc., certify that:

1.     I have reviewed this annual report on Form 10-KSB of CBES Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;



September 27, 2002                              /s/ Ronald W. Hill
---------------------------                     --------------------------------
Date                                            Ronald W. Hill
                                                Chief Financial Officer

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as Amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Paul L. Thomas, Chief Executive Officer of CBES Bancorp, Inc., certify that:

1.     I have reviewed this annual report on Form 10-KSB of CBES Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;



September 27, 2002                                 /s/ Paul L. Thomas
---------------------------                        -----------------------------
Date                                               Paul L. Thomas
                                                   Chief Executive Officer

                                Index to Exhibits

Exhibit 2      Merger Agreement
Exhibit 21     Subsidiaries of the Registrant
Exhibit 23     Consent of Experts and Counsel
Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002