Form 10QSB
period 2002-09-30
CBES BANCORP INC
filed 2002-11-13
CIK 1017308

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-21163

CBES BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware             43-1753244

(State or other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)

1001 N. Jesse James Road,
Excelsior Springs, MO 64024

(Address of principal executive offices)

(816) 630-6711

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding at November 8, 2002
Common stock, .01 par value	875,805

CBES BANCORP, INC. AND SUBSIDIARY

CBES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and June 30, 2002
(Unaudited)

	September 30, 2002	June 30, 2002
ASSETS
Cash	$928,975	$925,456
Interest-bearing deposits in other financial institutions	25,086,092	21,792,880
Investment securities available-for-sale	9,739,748	10,191,487
Investment securities held-to-maturity (estimated fair value of $86,745 and $89,120 respectively)	86,211	88,462
Loans held for sale, net	6,643,069	6,697,547
Loans receivable, net	57,009,944	62,722,383
Accrued interest receivable:
Loans receivable	347,401	391,991
Investment and mortgage-backed securities and interest-bearing deposits	112,569	106,950
Real estate owned	2,913,764	2,947,558
Stock in Federal Home Loan Bank (FHLB), at cost	2,322,500	2,322,500
Office property and equipment, net	987,736	1,028,120
Current income taxes receivable	931,523	930,985
Deferred income tax asset	590,565	623,000
Cash surrender value of life insurance	1,887,444	1,867,786
Other assets	244,956	278,554

Total assets	$109,832,497	$112,915,659

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$85,088,891	$87,821,636
FHLB advances	9,000,000	9,000,000
Accrued expenses and other liabilities	424,593	805,082
Accrued interest payable on deposits	72,598	89,978
Advance payments by borrowers for property taxes and insurance	1,127,196	1,027,252

Total liabilities	95,713,278	98,743,948

Stockholders’ Equity:
Preferred stock, $.01 par; 500,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.01 par; 3,500,000 shares authorized and 1,031,851 shares issued	10,319	10,319
Additional paid-in capital	10,072,021	10,062,199
Retained earnings, substantially restricted	7,018,102	7,152,296
Unearned employee benefits	(171,820)	(191,890)
Accumulated other comprehensive income	178,108	126,298
Treasury stock, 156,046 shares, at cost	(2,987,511)	(2,987,511)

Total stockholders’ equity	14,119,219	14,171,711

Total liabilities and stockholders’ equity	$109,832,497	$112,915,659

See accompanying note to unaudited consolidated financial statements.

CBES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Interest income:
Loans receivable	$1,321,629	2,144,691
Investment and mortgage-backed securities	120,851	195,817
Other	79,137	151,784

Total interest income	1,521,617	2,492,292

Interest expense:
Deposits	683,012	1,522,974
FHLB Advances	129,694	145,359

Total interest expense	812,706	1,668,333

Net interest income	708,911	823,959

Provision for loan losses	26,081	111,134

Net interest income after provision for loan losses	682,830	712,825

Non-interest income:
Gain on sale of loans, net	48,585	103,620
Customer service charges	56,459	70,866
Loan servicing fees	(447)	2,250
Other	34,776	59,642

Total non-interest income	139,373	236,378

Non-interest expense:
Compensation and benefits	505,642	646,190
Office property and equipment	112,331	145,613
Data processing	53,054	53,843
Federal insurance premiums	11,410	15,585
Advertising	11,136	9,477
Real estate owned and repossessed assets	10,791	38,262
Other	252,571	222,058

Total non-interest expense	956,935	1,131,028

Loss before income taxes	(134,732)	(181,825)

Income tax benefit	(538)	(69,284)

Net loss	$(134,194)	(112,541)

Loss per share—basic and diluted	$(0.16)	(0.13)

Basic weighted average shares	857,932	849,131

Diluted weighted average shares	860,431	849,685

See accompanying notes to unaudited consolidated financial statements.

CBES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2002 and September 30, 2001
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee benefits	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity
Balance at June 30, 2002	$10,319	10,062,199	7,152,296	(191,890)	126,298	(2,987,511)	14,171,711

Comprehensive income (loss):
Net loss	—	—	(134,194)	—	—	—	(134,194)
Other comprehensive income—unrealized holding gains on debt and equity securities available-for-sale, net of tax	—	—	—	—	51,810	—	51,810

Total comprehensive loss	—	—	(134,194)	—	51,810	—	(82,384)

Allocation of ESOP shares	—	9,822	—	20,070	—	—	29,892

Balance at September 30, 2002	$10,319	10,072,021	7,018,102	(171,820)	178,108	(2,987,511)	14,119,219

Balance at June 30, 2001	$10,319	10,030,411	8,022,702	(304,066)	(27,132)	(2,987,511)	14,744,723

Comprehensive income (loss):
Net loss	—	—	(112,541)	—	—	—	(112,541)
Other comprehensive income—unrealized holding gains on debt and equity securities available-for-sale, net of tax	—	—	—	—	253,473	—	253,473

Total comprehensive income	—	—	(112,541)	—	253,473	—	140,932

Allocation of ESOP shares	—	7,276	—	21,780	—	—	29,056

Amortization of RRP	—	—	—	21,113	—	—	21,113

Dividends declared ($0.08 per share)	—	—	(67,477)	—	—	—	(67,477)

Balance at September 30, 2001	$10,319	10,037,687	7,842,684	(261,173)	226,341	(2,987,511)	14,868,347

See accompanying notes to unaudited consolidated financial statements.

CBES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended September 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss)	$(134,194)	$(112,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	26,081	111,134
Depreciation	43,528	57,993
Amortization of RRP and allocation of ESOP shares	29,892	50,169
(Gain) on disposition of real estate owned, net	(56,825)	(15,000)
Proceeds from sale of loans held for sale	3,687,160	6,384,088
Origination of loans held for sale	(3,584,097)	(6,648,163)
Gain on sale of loans held for sale, net	(48,585)	(103,620)
Premium amortization and accretion of discounts and deferred fees, net	59,137	(25,670)
Provision for deferred income taxes	307,986	391,060
Changes in assets and liabilities:
Accrued interest receivable	38,971	29,143
Current income taxes receivable	(308,523)	(460,344)
Other assets	33,598	90,648
Accrued expenses and other liabilities	(331,194)	319,464
Accrued interest payable on deposits	(17,380)	(5,826)

Net cash provided by (used in) operating activities	(254,445)	62,535

Cash flows from investing activities:
Net decrease in loans receivable	4,993,328	9,050,370
Purchase of investment securities available-for-sale	—	(1,006,335)
Maturity of investment securities held-to-maturity	—	303,000
Principal repayments on mortgage-backed securities held-to-maturity	2,251	2,801
Principal repayments on mortgage-backed securities available-for-sale	508,091	181,735
Purchase of office property and equipment	(3,144)	(3,487)
Proceeds from sale of real estate owned	752,404	250,000

Net cash provided by investing activities	6,252,930	8,778,084

Cash flows from financing activities:
(Decrease) in deposits	(2,732,745)	(4,668,874)
Increase in advance payments by borrowers for property taxes and insurance	99,944	217,716
Dividends paid	(68,953)	(67,477)

Net cash used in investing activities	(2,701,754)	(4,518,635)

Net increase in cash and cash equivalents	3,296,731	4,321,984
Cash and cash equivalents at the beginning of the period	22,718,336	18,108,105

Cash and cash equivalents at the end of the period	$26,015,067	$22,430,089

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$830,086	$1,528,800

Supplemental schedule of noncash investing and financing activities
Conversion of loans to real estate owned	$661,785	$1,104,857

Loans made to finance sales of real estate owned	$—	$115,000

Dividends declared and payable	$—	$67,477

See accompanying notes to unaudited consolidated financial statements.

CBES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

(1)	Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated financial statements incorporated by reference in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. The balance sheet information as of June 30, 2002 has been derived from the audited balance sheet as of that date.

(2)	Recent Developments

On September 5, 2002, CBES Bancorp, Inc., NASB Financial, Inc., a Missouri Corporation, and NASB Acquisition Subsidiary, Inc., a Missouri corporation and wholly owned subsidiary of NASB Financial, entered into a merger agreement. The merger agreement provides, among other things, for the merger of NASB Acquisition Subsidiary into CBES Bancorp, with CBES Bancorp thereafter being a wholly owned subsidiary of NASB Financial.

Pursuant to the merger agreement, each share of common stock of CBES Bancorp that is issued and outstanding at the effective time of the merger will be converted into the right to receive $17.50 in cash, subject to adjustment if the adjusted stockholders’ equity of CBES Bancorp, as defined in the merger agreement, as of the close of business on the last business day immediately prior to the effective date of the merger is less than $13,900,000. If the adjusted stockholders’ equity of CBES Bancorp is less than $13,900,000, the per share cash consideration distributable by NASB Financial will be reduced to $17.05 per share. If the adjusted stockholders’ equity of CBES Bancorp is less than $13,500,000, NASB Financial has the option of consummating the transaction and paying each shareholder $17.05 per share of CBES Bancorp common stock or terminating the merger agreement. At September 30, 2002 the adjusted stockholders’ equity of CBES Bancorp, as defined in the merger agreement, was $14,246,000.

The merger agreement can be terminated for a variety of reasons, including among others, by the mutual written consent of the parties, by either party if the other party has materially breached its covenants, agreements, representations or warranties, which breach cannot be cured within 30 days after notice thereof, or by either party upon the occurrence or nonoccurrence of certain other conditions or actions as set forth in the merger agreement, including the failure of the shareholders of CBES Bancorp to approve the merger agreement and the failure to consummate the merger by January 31, 2003. NASB Financial may also terminate the merger agreement if the adjusted stockholders’ equity of CBES Bancorp is less than $13,500,000 as measured at the close of business on the last day prior to the effective date of the merger.

Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the shareholders of CBES Bancorp and approval by appropriate regulatory agencies. The special meeting of shareholders of CBES Bancorp to consider and vote on the merger agreement is expected to be held on December 12, 2002. Applications to obtain the required regulatory approvals were filed on October 15, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of CBES Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Community Bank of Excelsior Springs, a Savings Bank, (the “Bank”) at September 30, 2002 to the financial condition at June 30, 2002, its fiscal year-end, and the results of operations for the three month period ended September 30, 2002 with the same period in 2001. This discussion should be read in conjunction with the interim financial statements and notes, which are included herein. This Quarterly Report of Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

General

The Company was organized as a Delaware Corporation in June 1996 to acquire all of the capital stock issued by the Bank upon its conversion from the mutual to stock form of ownership. The Bank was founded in 1931 as a Missouri chartered savings and loan located in Excelsior Springs, Missouri. In 1995, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank. The deposits of the Bank are presently insured by the Savings Association Insurance Fund (“SAIF”), which together with the Bank Insurance Fund (“BIF”) are the two insurance funds administered by the FDIC.

The Bank conducts its business through its main office in Excelsior Springs, Clay County, Missouri and its full service branch office located in Liberty, Clay County, Missouri. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank’s primary business has been that of a traditional thrift institution, originating loans in its primary market for retention in its portfolio, the Bank also has been an active participant in the secondary market, originating residential mortgage loans for sale.

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

Recent Developments

On September 5, 2002, CBES Bancorp, Inc., NASB Financial, Inc., a Missouri Corporation, and NASB Acquisition Subsidiary, Inc., a Missouri corporation and wholly owned subsidiary of NASB Financial, entered into a merger agreement. The merger agreement provides, among other things, for the merger of NASB Acquisition Subsidiary into CBES Bancorp, with CBES Bancorp thereafter being a wholly owned subsidiary of NASB Financial.

Pursuant to the merger agreement, each share of common stock of CBES Bancorp that is issued and outstanding at the effective time of the merger will be converted into the right to receive $17.50 in cash, subject to adjustment if the adjusted stockholders’ equity of CBES Bancorp, as defined in the merger agreement, as of the close of business on the last business day immediately prior to the effective date of the merger is less than $13,900,000. If the adjusted stockholders’ equity of CBES Bancorp is less than $13,900,000, the per share cash consideration distributable by NASB Financial will be reduced to $17.05 per share. If the adjusted stockholders’ equity of CBES Bancorp is less than $13,500,000, NASB Financial has the option of consummating the transaction and paying each shareholder $17.05 per share of CBES Bancorp common stock or terminating the merger agreement. At September 30, 2002 the adjusted stockholders’ equity of CBES Bancorp, as defined in the merger agreement, was $14,246,000.

The merger agreement can be terminated for a variety of reasons, including among others, by the mutual written consent of the parties, by either party if the other party has materially breached its covenants, agreements, representations or warranties, which breach cannot be cured within 30 days after notice thereof, or by either party upon the occurrence or nonoccurrence of certain other conditions or actions as set forth in the merger agreement, including the failure of the shareholders of CBES Bancorp to approve the merger agreement and the failure to consummate the merger by January 31, 2003. As indicated above, NASB Financial may also terminate the merger agreement if the adjusted stockholders’ equity of CBES Bancorp is less than $13,500,000 as measured at the close of business on the last day prior to the effective date of the merger.

Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the shareholders of CBES Bancorp and approval by appropriate regulatory agencies.

The special meeting of shareholders of CBES Bancorp to consider and vote on the merger agreement is expected to be held on December 12, 2002. Applications to obtain the required regulatory approvals were filed on October 15, 2002.

Financial Condition

Total assets decreased $3.1 million, or 2.73%, to $109.8 million at September 30, 2002 from $112.9 million at June 30, 2002. This was primarily due to a decrease of $5.7 million in loans receivable, net offset by an increase of $2.8 million in cash and investments.

Loans receivable, net decreased by $5.7 million, or 9.11%, to $57.0 million at September 30, 2002 from $62.7 million at June 30, 2002. The decrease was primarily due to decreases in one-to-four family loans of $2.8 million, construction loans, net of loans in process, of $1.1 million, consumer loans of $1.0 million, multi-family loans of $775,000 and land loans of $268,000. Loans held for sale, net, decreased $54,000 to $6.6 million at September 30, 2002. Interest bearing deposits in other financial institutions increased by $3.3 million to $25.1 million at September 30, 2002. Investment securities available for sale decreased $452,000 to $9.7 million at September 30, 2002 from $10.2 million at June 30, 2002.

Deposits decreased $2.7 million, or 3.11%, to $85.1 million at September 30, 2002 from $87.8 million at June 30, 2002. Due to decreased commercial and construction loan demand and loan repayments, the Bank has not been as aggressive in the current fiscal year as in prior years in retaining deposits. FHLB advances were $9.0 million at September 30, 2002, unchanged from June 30, 2002. Stockholders’ equity decreased $52,000 to $14.1 million at September 30, 2002. The decrease was primarily due to the net loss of $134,000 more than offsetting the unrealized gain, net of taxes, of $52,000 on debt and equity securities available for sale and the amortization of unearned employee benefits of $30,000.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

Performance Summary.    For the three months ended September 30, 2002, the company had a net loss of $134,000, or $0.16 per basic and diluted share, compared to a net loss of $113,000, or $0.13 per basic and diluted share for the three months ended September 30, 2001. The increase in the net loss was primarily due to a decrease in net interest income of $115,000, a decrease in non-interest income of $97,000 and a decrease in net tax benefit of $69,000 offsetting a decrease in non-interest expense of $174,000 and a decrease in the provision for loan losses of $85,000.

Net Interest Income.    Net interest income was $709,000 for the three months ended September 30, 2002, a decrease of $115,000 from the $824,000 for the three months ended September 30, 2001. Interest income was $1.5 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended September 30, 2001. Interest expense was $813,000 for the three months ended September 30, 2002 compared to $1.7 million for the three months ended September 30, 2001. The average yields on interest earning assets were 5.95% and 7.14% for the three months ended September 30, 2002 and 2001, respectively. The average rates on interest bearing liabilities were 3.41% and 5.08% for the same periods, respectively. That resulted in net interest rate spreads of 2.54% and 2.06% for the three months ended September 30, 2002 and 2001, respectively. Net interest margins for the three months ended September 30, 2002 and 2001 were 2.77% and 2.36%, respectively.

Interest Income.    Total interest income was $1.5 million for the three months ended September 30, 2002, a decrease of $971,000 from the $2.5 million for the three months ended September 30, 2001. Interest income from loans receivable was $1.3 million for the three months ended September 30, 2002, a decrease of $823,000 from the $2.1 million for the three months ended September 30, 2001. The decrease was primarily due to decreased average balances in loans outstanding and lower average yields on those balances. The average balance of outstanding loans was $66.8 million and $105.9 million for the three months ended September 30 2002 and 2001, respectively. The average yields on loans outstanding were 7.91% and 8.10%, respectively. Although the balances have declined significantly, loans on non-accrual status continue to have a significant negative effect on interest income. Non-accrual loans were $2.3 million at September 30, 2002 compared to $3.2 million at June 30, 2002. For the three months ended September 30, 2002, gross interest income, which would have been recorded, had the non-accrual loans been current in accordance with their original terms amounted to $100,000. Interest income on investment and mortgage-backed securities and other interest bearing deposits decreased to $200,000 for the three months ended September 30, 2002 compared to $348,000 for the three months ended September 30, 2001. The decrease was due to decreased average rates earned offsetting increased average balances outstanding in the current period.

Interest Expense.    Total interest expense was $813,000 for the three months ended September 30, 2002, a decrease of $856,000 from the $1.7 million for the three months ended September 30, 2001. Interest expense on deposits was $683,000 for the three months ended September 30, 2002, a decrease of $840,000 from the $1.5 million for the three months ended September 30, 2001. The decrease was due to decreased average balances outstanding and decreased average rates paid on those balances. Interest expense on FHLB advances decreased $15,000 to $130,000 for the three months ended September 30, 2002 from $145,000 for the three months ended September 30, 2001. The decrease was due to decreased average balances outstanding offsetting a slight increase in average rates paid on those balances.

Provision for Loan Losses.    The provision for loan losses was $26,000 for the three months ended September 30, 2002 compared to $111,000 for the three months ended September 30, 2001. The decrease in the provision for loan losses in the current period was due to decreased consumer loan charge-offs. Assets classified as substandard at September 30, 2002 were $5.4 million compared to $5.5 million at June 30, 2002. Net loans charged off for the three months ended September 30, 2002 and 2001 were $26,000 and $471,000, respectively.

The Bank’s methodology for determining general allowance for loan losses focuses primarily on the application of specific reserve percentages to the various categories of loans. These percentages are based upon management’s estimate of the exposure to loss in the various categories. The reserve factors are subject to change from time to time based upon management’s assessment of the relative credit risk within the portfolio. Percentages generally range from 0.5% for single-family residential loans to 6.0% for some consumer loans; higher percentages may be applied to problem loans. Management continually reviews specifically identified problem, or potential problem loans. On a case-by-case basis, where considered necessary, specific reserves are increased. For this purpose, problem loans include non-accruing loans and accruing loans more than 90 days delinquent and classified assets. In addition, pursuant to the Bank’s methodology, the reserve is replenished for net charge-offs, which are charged against the allowance for loan losses. Pursuant to the Supervisory Agreement, the Bank may not reduce the allowance for loan losses without prior notice of no objection from the Office of Thrift Supervision.

At September 30, 2002, the Bank had a total allowance for loan losses of $1.3 million, representing 57.6% of non-performing loans, 25.2% of non-performing assets and 2.1% of loans receivable, net and loans held for sale. At June 30, 2002, the Bank had a total allowance for loan losses of $1.5 million, representing 46.7% of non-performing loans, 24.4% of non-performing assets and 2.2% of loans receivable, net and loans held for sale.

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

Non-interest Income.    Non-interest income decreased $97,000 to $139,000 for the three months ended September 30, 2002 from $236,000 for the three months ended September 30, 2001. Gains on the sale of loans decreased $55,000 primarily due to decreased loan sales in the current period. Proceeds from loan sales were $3.7 million in the three months ended September 30, 2002 compared to $6.4 million in the three months ended September 30, 2001. Other non-interest income decreased $25,000 primarily due to decreased late charges collected on mortgage and consumer loans. Customer service charges decreased $14,000 due to fewer accounts and the sale of the Kearney office. Loan-servicing fees decreased $3,000 due to fewer loans serviced.

Non-interest Expense.    Non-interest expense decreased $174,000 to $957,000 for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001. Compensation and benefit expense decreased $141,000, or 21.75%, to $506,000 in the current period. Cash compensation paid decreased $114,000 primarily due to fewer employees. Expenses for the RRP decreased $21,000 in the current period. All RRP vesting was completed in December 2001. Expenses for fringe benefits and payroll taxes decreased $10,000 due to fewer employees. Occupancy expense decreased $33,000, or 22.86%, to $112,000 in the current period primarily due to decreased depreciation because of the sale of the Kearney branch location. Federal insurance premiums decreased $4,000, or 26.79%, to $11,000 in the current period primarily due to lower deposit balances. Advertising expense increased $2,000 to $11,000 for the current period primarily due to increased advertising in the current period. Real estate owned expense decreased $27,000, or 71.80%, to $11,000 for the current period. The decrease was primarily due to increased profit on the sale of real estate owned and increased income on real estate owned. Other expense increased $31,000, or 13.74%, to $253,000 for the current period. The increase was primarily due to merger related legal and investment banking expenses of $142,000 in the current period. During the current period other professional fees decreased $24,000, other mortgage loan expense decreased $8,000, postage expense decreased $9,000, supplies expense decreased $12,000, telephone expense decreased $5,000, other taxes and assessments decreased $4,000 and dues and subscription expense decreased $4,000.

Income Taxes.    The income tax benefit was $538 for the three months ended September 30, 2002 compared to $69,000 for the three months ended September 30, 2001. The reduction in benefit was primarily due to the merger related legal and investment banking expenses not being deductible for federal income tax purposes. The effective tax rates were -0.40% and -38.10% for the three months ended September 30, 2002 and 2001, respectively.

Asset Quality

Non-performing assets were $5.2 million at September 30, 2002 compared to $6.2 million at June 30, 2002. Non-performing assets consist of the following at September 30, 2002 and June 30, 2002, respectively; real estate owned of $2.9 million and $2.9 million; non-accrual loans of $2.3 million and $3.2 million; and other repossessed assets of $4,500 and none. There were no loans 90 days or more delinquent accruing interest at September 30, 2002 and June 30, 2002. The Bank’s allowance for loan losses was $1.3 million at September 30, 2002, representing 25.2% of non-performing assets, 57.6 % of non-performing loans and 2.1% of loans receivable. The allowance at June 30, 2002 was $1.5 million, representing 24.4% of non-performing assets, 46.7% of non-performing loans and 2.2% of loans receivable. The decrease in the allowance for loan losses was primarily due to charge-offs on three one-to-four family loans and one multi-family loan. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent. Restructured loans within the meaning of SFAS No. 15 were $766,000 and $769,000 at September 30, 2002 and June 30, 2002, respectively.

The decrease in non-performing assets from June 30, 2002 to September 30, 2002 was primarily due to decreases in non-accruing one-to-four family loans of $631,000 and multifamily and commercial loans of $328,000.

Assets classified as substandard were $5.4 million and $5.5 million at September 30, 2002 and June 30, 2002, respectively. The decrease in assets classified as substandard was primarily due to a decrease in substandard mortgage loans of $95,000 and a decrease in real estate owned of $34,000 offsetting an increase in substandard consumer loans of $65,000. One commercial real estate loan of $1.8 million is in non-accrual status at September 30, 2002 but is not classified as substandard due to the value of the collateral.

Capital Resources

The Bank is subject to capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Bank’s regulatory capital requirements versus actual capital as of September 30, 2002:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital (to tangible assets)	$12,565,000	11.58%	1,628,000	1.50%	—	—%
Tier 1 leverage (core) capital (to adjusted tangible assets)	$12,565,000	11.58%	4,340,000	4.00%	5,425,000	5.00%
Risk-based capital (to risk-weighted assets)	$13,326,000	21.95%	4,857,000	8.00%	6,071,000	10.00%
Tier 1 leverage risk-based capital (to risk-weighted assets)	$12,565,000	20.70%	—	—%	3,642,000	6.00%

Liquidity

The Bank’s principal sources of funds are deposits, principal and interest payments on loans, and deposits in other insured institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are influenced by levels of interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

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

It is the Bank’s policy to maintain its liquidity portfolio in excess of regulatory requirements. The Bank’s eligible liquidity ratios were 32.9% and 29.5% at September 30, 2002 and June 30, 2002, respectively. The Company’s most liquid assets are cash and cash equivalents, which include short-term investments. At September 30, 2002 and June 30, 2002, cash and cash equivalents were $26.0 million and $22.7 million, respectively.

Liquidity management for the Company is both an ongoing and long-term component of the Company’s asset liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB and held for sale mortgage-backed and U. S. government agency securities. Should the Company require funds beyond its ability to generate them internally, additional sources of funds are available through advances from the FHLB. The Company would pledge its FHLB stock or certain other assets as collateral for such advances.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies are summarized in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 20, 2002. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowance calculations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 5, “Accounting for Contingencies.” The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Loan Losses” for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for losses based on a number of factors. If the Company’s assumptions are wrong, its allowance for loan losses may not be sufficient to cover loan losses. The Company may have to increase the allowance in the future. Material additions to the Company’s allowance for loan losses would have a material adverse effect on its net earnings.

Impact of Recently Adopted Accounting Standards

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also established criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

Controls and Procedures

Under the supervision and with the participation of the management of the Company, including the Company’s chief executive officer and chief financial officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings incident to the business of the Company and the Bank, which involve amounts in the aggregate which management believes are material to the financial conditions and results of operations. For a discussion of the Supervisory Agreement entered into by the Bank, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervisory Agreement.”

Item 2.    Changes in Securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

Exhibit 2 Plan of acquisition, reorganization, arrangement, liquidation or succession (Incorporated by reference to Exhibit 2 for the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2002.)

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed September 13, 2002 announced the merger agreement between CBES Bancorp, Inc., NASB Financial, Inc. and NASB Acquisition Subsidiary, Inc. which provides for the merger of NASB Acquisition Subsidiary into CBES Bancorp, with CBES Bancorp thereafter being a wholly owned subsidiary of NASB Financial.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CBES Bancorp, Inc

Date: November 13, 2002	By:	/s/ PAUL L. THOMAS
Paul L. Thomas, Chief Executive Officer (Duly Authorized Officer) (Principal Executive Officer)

Date: November 13, 2002	By:	/s/ RONALD W. HILL
Ronald W. Hill, Chief Financial Officer (Principal Financial Officer)

Certification pursuant to Rule 13a-14
Of the Securities Exchange Act of 1934, as Amended,
As adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul L. Thomas, Chief Executive Officer of CBES Bancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CBES Bancorp, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ PAUL L. THOMAS
Paul L. Thomas Chief Executive Officer

Certification pursuant to Rule 13a-14
Of the Securities Exchange Act of 1934, as Amended,
As adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Ronald W. Hill, Chief Financial Officer of CBES Bancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CBES Bancorp, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ RONALD W. HILL
Ronald W. Hill Chief Financial Officer